Form 10-Q
period 2007-03-31
Oceanaut, Inc.
filed 2007-05-15
CIK 1364714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0001364714

OCEANAUT, INC.

(Exact name of Registrant as Specified in Its Charter)

THE REPUBLIC OF THE MARSHALL ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17th KM NATIONAL ROAD ATHENS-LAMIA & FINIKOS STREET NEA KIFISIA, ATHENS - GREECE	145 64
(Address of principal executive offices)	(Zip Code)

+30-210-620-9520

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 11, 2007 there were 24,562,500 shares of the registrant’s common stock outstanding.

OCEANAUT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Oceanaut, Inc. (a corporation in the development stage)

BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current assets
Cash	$883,518	$134
Prepaid expenses and other current assets	122,688	—

Total current assets	1,006,206	134

Other assets
Cash held in trust fund	154,184,286	—
Deferred offering costs	—	198,481

Total other assets	154,184,286	198,481

TOTAL ASSETS	$155,190,492	$198,615

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$140,621	$10,850
Accrued offering costs	126,000	26,000
Notes payable, shareholder	—	147,650

Total current liabilities	266,621	184,500

Long-term liability
Deferred underwriting fees	4,500,000	—

Common Stock, subject to possible conversion, $.0001 par value, 5,624,999 shares at conversion value plus interest of $175,286	44,755,285	—

Commitments
Stockholders’ Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	—	—
Common Stock, $.0001 par value, authorized, 80,000,000 shares; 4,687,500 shares issued and outstanding at December 31, 2006, 24,562,500 shares issued and outstanding at March 31, 2007 (including 5,624,999 shares subject to possible redemption)	2,457	469
Additional paid in capital	105,281,513	24,531
Earnings (deficit) accumulated in the development stage	384,616	(10,885)

Total Stockholders’ Equity	105,668,586	14,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,190,492	$198,615

See accompanying notes to unaudited financial statements.

Oceanaut, Inc. (a corporation in the development stage)

STATEMENTS OF INCOME

	For the three months ended March 31, 2007 (unaudited)	May 3, 2006 (date of inception) to March 31, 2007 (unaudited)
Interest income	$609,298	$611,149
Formation and operating expenses	37,389	44,925
Interest expense, stockholder	1,122	6,322

Net income	$570,787	$559,902
Interest income attributable to common stock subject to possible conversion	175,286	175,286

Net income allocable to common stockholders not subject to possible conversion	$395,501	$384,616

Net income per share (basic and diluted)	$0.05	$0.09

Weighted average shares outstanding - basic and diluted	10,429,167	6,239,302

See accompanying notes to unaudited financial statements.

Oceanaut, Inc. (a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2007 (unaudited)	May 3, 2006 (date of inception) to March 31, 2007 (unaudited)
Cash flows from operating activities:
Net income	$570,787	$559,902
Adjustments to reconcile net income to net cash used provided by operating activities:
Changes in operating liabilities:
Prepaid expenses and other current assets	(10,488)	(10,488)
Accounts payable and accrued expenses	17,571	28,421

Net cash provided by operating activities	577,870	577,835

Net cash used in investing activities:
Cash held in trust account	(154,184,286)	(154,184,286)

Cash flows from financing activities:
Proceeds from notes payable, stockholder	100,000	300,000
Payments on notes payable, stockholder	(247,650)	(300,000)
Proceeds from issuance of common stock to initial shareholders	0	25,000
Proceeds from issuance of warrants in private placement	2,000,000	2,000,000
Proceeds from issuance of Units in private placement	9,000,000	9,000,000
Gross proceeds from Public Offering	150,000,000	150,000,000
Payment for underwriter’s discount and offering costs	(6,371,550)	(6,535,031)

Net cash provided by financing activities	154,480,800	154,489,969

Net increase in cash	883,384	883,518
Cash at beginning of period	134	0

Cash at end of period	$883,518	$883,518

Supplemental schedule of non-cash financial activities
Accrued offering costs	$100,000	$126,000
Deferred underwriting fees	$4,500,000	$4,500,000

See accompanying notes to unaudited financial statements.

Oceanaut, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2007 and for the periods ended March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of Oceanaut, Inc. (the “Company”) as of March 31, 2007 and the financial results for the three months then ended as well as for the period May 3, 2006 (date of inception) through March 31, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end December 31, 2006, which are included in the Company’s registration statement on Form F-1 (File No. 333-140646) filed in connection with its initial public offering, which the Securities and Exchange Commission declared effective on March 1, 2007.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Oceanaut, Inc. (a corporation in the development stage) was incorporated in the Marshall Islands on May 3, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, vessels or one or more operating businesses in the shipping industry. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on March 1, 2007. The Company consummated the Offering on March 6, 2007 and, in a private placement (the “Private Placement”) (see Note E) that immediately preceded the Offering (the “Private Placement”), Excel Maritime Carriers Ltd. (“Excel”) purchased 1,125,000 units at $8.00 per unit and 2,000,000 warrants at $1.00 per warrant, for total net proceeds of $11,000,000. The Company received net proceeds of approximately $154,300,000 from the Private Placement and the Offering (gross of $4,500,000 of deferred underwriter fees).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) vessels or one or more operating businesses in the shipping industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 95.4% ($153,600,000) of the aggregate gross proceeds from the Offering and the Private Placement, after payment of certain amounts to the underwriters, Offering costs and funding of working capital, is held in a trust account (“Trust Account”). The Trust Account will be invested in government securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended, until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2007, the balance in the Trust Account was approximately $154,200,000, which included approximately $600,000 of interest earned. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company will seek shareholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require shareholder approval under applicable state law. In connection with the shareholder vote required to approve any Business Combination, the Company’s existing shareholders prior to the Offering have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Shareholders. “Public Shareholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Shareholders are voted in favor of the Business Combination and Public Shareholders owning less than 30% of the shares sold in the Offering exercise their conversion rights.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s Public Shareholders, excluding the existing shareholders to the extent of their initial stock holdings and 500,000 shares of common stock included in the units purchased by Excel in the Private Placement.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The effect of the 24,875,000 (including 2,000,000 outstanding warrants issued in connection with the Private Placement described in Note B) have not been considered in the diluted net income per share since the warrants are contingently exercisable.

Cash and cash equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including certain money market funds. The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 7, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet.

Income taxes:

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operations.

NOTE D—THE OFFERING

On March 6, 2007, the Company sold 18,750,000 units (“Units”) at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business and will expire five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

In connection with the Offering, the Company paid an underwriting discount of approximately 4.00% ($6,000,000) of the public unit offering price to the underwriters at the closing of the Offering, with an additional fee of approximately 3.00% ($4,500,000) of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued a $200,000 unsecured promissory note to a shareholder on May 9, 2006. The note bore simple interest at a rate of 4% per annum and had a maturity date of the earlier of May 9, 2007 or the consummation of the Offering. As of March 31, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company issued a $100,000 unsecured promissory note to a shareholder on March 1, 2007. The note bore simple interest at a rate of 4% per annum and had a maturity date of March 6, 2007. As of March 31, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company presently occupies office space provided by a shareholder of the Company. Such shareholder has agreed that, until the earlier of the Business Combination or the liquidation of the Trust Account, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such shareholder $7,500 per month for such services starting on the effective date of the prospectus until the earlier of the Business Combination or the liquidation of the Trust Account.

The Company has also agreed to pay each of the independent directors $75,000 in cash per year for their service on the Company’s board of directors, payable pro rata from the start of their service and only upon the successful completion of a Business Combination.

Certain of our directors and all of our officers have purchased, in consideration for an aggregate purchase price of $25,000, (a) an aggregate of 4,687,500 shares of common stock and (b) 3,000,000 warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.00 per share. The initial shareholders have agreed that (1) the initial shares of common stock and warrants will not be sold or transferred, subject to certain limited exceptions, until the first anniversary of the completion of a Business Combination and (2) the initial shares of common stock will not be entitled to a pro rata share of the Trust Account in the event of its liquidation. These warrants may also be exercised on a cashless basis.

On March 5, 2007, Excel purchased, in the Private Placement, (a) 1,125,000 Units, at a price of $8.00 per Unit, and (b) 2,000,000 warrants, at a price of $1.00 per warrant, to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share (for an aggregate purchase price of approximately $11,000,000). The Units and warrants purchased in the Private Placement have terms identical to the Units and the Warrants included in the Units, except that Excel has agreed that (1) the Units and warrants purchased in the Private Placement will not be sold or transferred, subject to certain limited exceptions, until completion of a Business Combination; (2) the warrants may be exercised on a cashless basis; and (3) 500,000 of the shares of common stock included in the Units will not be entitled to a pro rata share of the Trust Account in the event of its liquidation.

NOTE F—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed in the Republic of the Marshall Islands on May 3, 2006 to acquire vessels or one or more operating businesses in the shipping industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such business combination, subject to a majority of our public shareholders voting in favor of the business combination and less than 30% of the public shareholders voting against the business combination and electing to exercise their conversion rights. We intend to utilize cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended March 31, 2007, we had net income of approximately $570,787 derived from interest income less operating expenses.

For the period from May 3, 2006 (inception) through March 31, 2007, we had net income of approximately $559,902, derived from interest income less operating expenses.

On March 6, 2007, we consummated our initial public offering of 18,750,000 units at a price of $8.00 per unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business and will expire five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we are unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

On March 5, 2007, one of our shareholders, Excel Maritime Carriers Ltd., purchased, in a private placement that occurred immediately prior to our initial public offering , (a) 1,125,000 Units, at a price of $8.00 per Unit, and (b) 2,000,000 warrants, at a price of $1.00 per warrant, to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share (for an aggregate purchase price of approximately $11,000,000). The units and warrants purchased in the private placement have terms identical to the units and the warrants included in the units, except that Excel has agreed that (1) the units and warrants purchased in the private placement will not be sold or transferred, subject to certain limited exceptions, until completion of a business combination; (2) the warrants may be exercised on a cashless basis; and (3) 500,000 of the shares of common stock included in the units will not be entitled to a pro rata share of the trust account in the event of its liquidation.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $700,000, and underwriting discounts of approximately $6,000,000, were approximately $154,300,000. Of this amount, $153,600,000 is being held in trust and the remaining $700,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to us the proceeds from the sale of the units to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more vessels or operating businesses in the shipping industry. We do not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination under consideration and have not contacted any prospective target business or had any discussion, formal or otherwise, with respect to such a transaction. We believe we will have sufficient available funds outside of the trust fund to operate for the next twelve months, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on March 6, 2007 and ending upon the earlier of a business combination or liquidation of the trust, we have agreed to pay Excel Maritime Carriers Ltd. a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. In addition, Excel has loaned us an aggregate of $300,000 for the payment of offering expenses. This loan, including principal and simple interest accruing thereon at 4% per annum, was fully repaid following our initial public offering from the proceeds of the offering.

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have held discussions with target companies, service professionals and other intermediaries with regards to our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Consistent with the disclosures in our prospectus, we have focused our search on companies in the shipping industry. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult IPO environment, a cash-rich investment community looking for differentiated opportunities for incremental yield, and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in the registration statement on Form F-1 (File No. 333-140646) filed in connection with our initial public offering, which the Securities and Exchange Commission declared effective on March 1, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2007, we consummated our initial public offering of 18,750,000 units. Each unit consists of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of our common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $150,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form F-1 (File No. 333-140646).

Immediately prior to the closing of our initial public offering, we consummated a private placement of 1,125,000 units, or the Insider Units, and 2,000,000 warrants, or the Insider Warrants, to Excel Maritime Carriers Ltd., or Excel, generating gross proceeds of $11,000,000. The Insider Units were sold at $8.00 per unit and are identical to the units sold in the initial public offering, except that (i) 500,000 of the shares of common stock included in the Insider Units will not be entitled to liquidation rights in the event that we fail to consummate a business combination; (ii) none of the shares of common stock included in the Insider Units are entitled to conversion rights and all such shares must be voted in favor of any proposed business combination; and (iii) the Insider Units may not be sold or transferred by Excel, except to entities that are controlled by Excel, until after we have completed our business combination. The Insider Warrants were sold at $1.00 per warrant and are identical to the warrants contained in the units sold in our initial public offering, except that the Insider Warrants (i) are exercisable on a cashless basis and (ii) are not saleable or transferable by Excel, except to entities that are controlled by Excel, until after we have completed our business combination. The securities sold to Excel in the private placement were exempt from registration under regulations promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act.

We paid a total of $10,500,000 in underwriting discounts and approximately $700,000 for costs and expenses related to our initial public offering. The underwriters agreed to defer $4,500,000 of their underwriter discounts; we have agreed to pay the underwriters their deferred fee upon the consummation of our initial business combination and they have agreed to forfeit the amount if we do not consummate a business combination. After deducting the portion of the underwriting discounts that was not deferred and our offering expenses, the total net proceeds we received from the initial public offering was approximately $149,100,000, which was deposited in trust being held through Continental Stock Transfer & Trust Company.

For a more detailed description of the use of proceeds from our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANAUT, INC.

Date: May 15, 2007	By:	/s/ Christopher Georgakis
Christopher Georgakis
President and Chief Executive Officer (Principal Executive Office)

OCEANAUT, INC.

Date: May 15, 2007	By:	/s/ Eleftherios (Lefteris) A. Papatrifon
Eleftherios (Lefteris) A. Papatrifon
Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)