Form 10-Q
period 2007-06-30
Oceanaut, Inc.
filed 2007-08-13
CIK 1364714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007 there were 24,562,500 shares of the registrant’s common stock outstanding.

OCEANAUT, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Oceanaut, Inc. (a corporation in the development stage)

BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current assets
Cash	$587,658	$134
Prepaid expenses and other current assets	75,744	—

Total current assets	663,402	134

Other assets
Cash held in Trust Account	156,165,668	—
Deferred offering costs	—	198,481

Total other assets	156,165,668	198,481

TOTAL ASSETS	$156,829,070	$198,615

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,208	$10,850
Accrued offering costs	—	26,000
Notes payable, shareholder	—	147,650

Total current liabilities	34,208	184,500

Long-term liability, Deferred underwriting fees	4,500,000	—

Common Stock, subject to possible conversion, $.0001 par value, 5,624,999 shares at conversion value plus interest of $769,700	45,349,699	—

Commitments
Stockholders’ Equity
Preferred stock, $.0001 par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized, 80,000,000 shares; 4,687,500 shares issued and outstanding at December 31, 2006, 24,562,500 shares issued and outstanding at June 30, 2007 (including 5,624,999 shares subject to possible redemption)	2,457	469
Additional paid in capital	105,283,426	24,531
Earnings (deficit) accumulated in the development stage	1,659,280	(10,885)

Total Stockholders’ Equity	106,945,163	14,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,829,070	$198,615

See accompanying notes to the condensed interim financial statements.

Oceanaut, Inc. (a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2007 (unaudited)	May 3, 2006 (date of inception) to June 30, 2007 (unaudited)
Interest income	$2,543,811	$2,545,662
Formation and operating expenses	102,824	110,360
Interest expense, stockholder	1,122	6,322

Net income before interest income attributable to common stock subject to possible conversion	$2,439,865	$2,428,980
Interest income attributable to common stock subject to possible conversion	769,700	769,700

Net income available to common stockholders	$1,670,165	$1,659,280

Net income per share (basic and diluted)	$0.10	$0. 16

Weighted average common shares outstanding - basic and diluted	17,534,876	10,184,840

	For the three months ended June 30, 2007 (unaudited)	May 3, 2006 (date of inception) to June 30, 2006 (unaudited)
Interest income	$1,934,513	$—
Formation and operating expenses	65,435	15,571

Net income (loss) before interest income attributable to common stock subject to possible conversion	$1,869,078	$(15,571)
Interest income attributable to common stock subject to possible conversion	594,414	—

Net income (loss) available to common stockholders	$1,274,664	$(15,571)

Net income per share (basic and diluted)	$0.05	$(0.003)

Weighted average common shares outstanding - basic and diluted	24,562,500	4,687,500

See accompanying notes to the condensed interim financial statements.

Oceanaut, Inc. (a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2007 (unaudited)	May 3, 2006 (date of inception) to June 30, 2007 (unaudited)	May 3, 2006 (date of inception) to June 30, 2006 (unaudited)
Cash flows from operating activities:
Net income (loss)	$2,439,865	$2,428,980	$(15,571)
Adjustments to reconcile net income (loss) to net cash used provided by (used in) operating activities:
Changes in operating liabilities:
Prepaid expenses and other current assets	(75,744)	(75,744)
Accounts payable and accrued expenses	23,358	34,208	(5,512)

Net cash provided by (used in) operating activities	2,387,479	2,387,444	(10,059)

Net cash used in investing activities:
Cash held in trust account	(156,165,668)	(156,165,668)	—

Cash flows from financing activities:
Proceeds from notes payable, stockholder	100,000	300,000	200,000
Payments on notes payable, stockholder	(247,650)	(300,000)
Proceeds from issuance of common stock to initial stockholders	0	25,000	25,000
Proceeds from issuance of warrants in a private placement	2,000,000	2,000,000
Proceeds from issuance of Units in a private placement	9,000,000	9,000,000
Gross proceeds from Public Offering	150,000,000	150,000,000
Payment for underwriter’s discount and offering costs	(6,486,637)	(6,659,118)	(66,000)

Net cash provided by financing activities	154,365,713	154,365,882	159,000

Net increase in cash	587,524	587,658	148,941
Cash at beginning of period	134	0	—

Cash at end of period	$587,658	$587,658	$148,941

Supplemental schedule of non-cash financial activities
Deferred underwriting fees	$4,500,000	$4,500,000

See accompanying notes to the condensed interim financial statements.

Oceanaut, Inc.

(a corporation in the development stage)

Notes to Unaudited Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of Oceanaut, Inc. (a corporation in the development stage) (the “Company”) as of June 30, 2007 and the financial results for the three and six months periods then ended as well as for the period May 3, 2006 (date of inception) through June 30, 2007. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the financial statements for the year end December 31, 2006, which are included in the Company’s registration statement on Form F-1 (File No. 333-140646) filed in connection with its initial public offering, which the Securities and Exchange Commission (the “SEC”) declared effective on March 1, 2007.

The condensed balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) vessels or one or more operating businesses in the shipping industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 95.4% ($153,600,000) of the aggregate gross proceeds from the Offering and the Private Placement, after payment of certain amounts to the underwriters, Offering costs and funding of working capital, is held in a trust account (“Trust Account”). The Trust Account will be invested in government securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended, until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2007, the balance in the Trust Account was approximately $156,200,000, which included approximately $2,500,000 of interest earned. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal, accounting and due diligence fees and expenses on prospective acquisitions and continuing general and administrative expenses.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per common share:

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The effect of the 24,875,000 (including 2,000,000 outstanding warrants issued in connection with the Private Placement described in Note B) have not been considered in the diluted net income (loss) per share since the warrants are contingently exercisable.

Use of estimates:

The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 7, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying condensed interim balance sheets.

Income taxes:

The Company complies with the accounting and reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material, SAB 108 does not change the guidance in SAB 99. “Materiality,” when evaluating the materiality of misstatements, SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application. SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

The February 2007, the FASB issued SFAS No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its condensed consolidated interim financial position and results of operations.

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

In connection with the Offering, the Company paid an underwriting discount of approximately $6,000,000 of the public unit offering price to the underwriters at the closing of the Offering, with an additional fee of approximately $4,500,000 of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued a $200,000 unsecured promissory note to a shareholder on May 9, 2006. The note bore simple interest at a rate of 4% per annum and had a maturity date of the earlier of May 9, 2007 or the consummation of the Offering. As of June 30, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company issued a $100,000 unsecured promissory note to a shareholder on March 1, 2007. The note bore simple interest at a rate of 4% per annum and had a maturity date of March 6, 2007. As of June 30, 2007, this note, along with all interest accrued on it, has been fully repaid.

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

For the six months ended June 30, 2007, we had net income of approximately $2,439,865 derived from interest income less operating expenses.

For the period from May 3, 2006 (date of inception) to June 30, 2007, we had net income of approximately $2,428,980, derived from interest income less operating expenses.

For the three months ended June 30, 2007, we had net income of approximately $1,869,078 derived from interest income less operating expenses.

For the period from May 3, 2006 (date of inception) to June 30, 2006, we had net loss of approximately $15,571, derived from operating expenses.

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

On March 5, 2007, one of our shareholders, Excel Maritime Carriers Ltd., purchased, in a private placement that occurred immediately prior to our initial public offering, (a) 1,125,000 Units, at a price of $8.00 per Unit, and (b) 2,000,000 warrants, at a price of $1.00 per warrant, to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share (for an aggregate purchase price of approximately $11,000,000). The units and warrants purchased in the private placement have terms identical to the units and the warrants included in the units, except that Excel has agreed that (1) the units and warrants purchased in the private placement will not be sold or transferred, subject to certain limited exceptions, until completion of a business combination; (2) the warrants may be exercised on a cashless basis; and (3) 500,000 of the shares of common stock included in the units will not be entitled to a pro rata share of the trust account in the event of its liquidation.

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

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

OCEANAUT, INC.

Date: August 13, 2007	By:	/s/ Christopher Georgakis
Christopher Georgakis
President and Chief Executive Officer (Principal Executive Office)

OCEANAUT, INC.

Date: August 13, 2007	By:	/s/ Eleftherios (Lefteris) A. Papatrifon
Eleftherios (Lefteris) A. Papatrifon
Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)