Form 10-Q
period 2007-09-30
Oceanaut, Inc.
filed 2007-11-09
CIK 1364714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0001364714

OCEANAUT, INC.

(Exact name of Registrant as Specified in Its Charter)

THE REPUBLIC OF THE MARSHALL ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
17th KM NATIONAL ROAD ATHENS-LAMIA & FINIKOS STREET NEA KIFISIA, ATHENS – GREECE	145 64
(Address of principal executive offices)	(Zip Code)

+30-210-620-9520

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                   Accelerated filer                   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

As of November 9, 2007 there were 24,562,500 shares of the registrant’s common stock outstanding.

OCEANAUT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED FINANCIAL STATEMENTS

Oceanaut, Inc. (a corporation in the development stage)

BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current assets
Cash	$473,330	$134
Prepaid expenses and other current assets	43,988	—
Total current assets	517,318	134
Other assets
Cash held in Trust Account	158,174,372	—
Deferred offering costs	—	198,481
Deferred acquisition costs	200,000	—
Total other assets	158,374,372	198,481
TOTAL ASSETS	$158,891,690	$198,615
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,591	$10,850
Accrued offering costs	—	26,000
Accrued acquisition costs	200,000	—
Notes payable, stockholder	—	147,650
Total current liabilities	244,591	184,500
Long-term liability, Deferred underwriting fees	4,500,000	—
Common Stock, subject to possible conversion, $.0001 par value, 5,624,999 shares at conversion value plus interest of 1,372,311	45,952,310	—
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	—	—
Common Stock, $.0001 par value, authorized, 80,000,000 shares; 4,687,500 shares issued and outstanding at December 31, 2006, 24,562,500 shares issued and outstanding at September 30, 2007 (including 5,624,999 shares subject to possible redemption)	2,457	469
Additional paid in capital	105,283,426	24,531
Earnings (deficit) accumulated in the development stage	2,908,906	(10,885)
Total Stockholders’ Equity	108,194,789	14,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,891,690	$198,615

See accompanying notes to the condensed interim financial statements.

Oceanaut, Inc. (a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2007 (unaudited)	May 3, 2006 (date of inception) to September 30, 2007 (unaudited)
Interest income	$4,583,144	$4,584,995
Formation and operating expenses	289,920	297,456
Interest expense, stockholder	1,122	6,322
Net income before interest income attributable to common stock subject to possible conversion	$4,292,102	$4,281,217
Interest income attributable to common stock subject to possible conversion	1,372,311	1,372,311
Net income available to common stockholders	$2,919,791	$2,908,906
Net income per common share (basic and diluted)	$0.15	$0.23
Weighted average common shares outstanding – basic and diluted	19,903,159	12,753,277

	For the three months ended from July 1, 2007 to September 30, 2007 (unaudited)	May 3, 2006 (date of inception) to September 30, 2006 (unaudited)
Interest income	$2,039,333	$—
Formation and operating expenses	187,096	38,718
Interest expense, stockholder	—	—
Net income (loss) before interest income attributable to common stock subject to possible conversion	$1,852,237	$(38,718)
Interest income attributable to common stock subject to possible conversion	602,611	—
Net income (loss) available to common stockholders	$1,249,626	$(38,718)
Net income (loss) per common share (basic and diluted)	$0.05	$(0.008)
Weighted average common shares outstanding – basic and diluted	24,562,500	4,687,500

See accompanying notes to the condensed interim financial statements.

Oceanaut, Inc. (a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common shares	Amount	Additional Paid In Capital	Earnings (deficit) accumulated in the development stage	Total stockholders’ equity
Common shares issued at May 3, 2006	4,687,500	$469	$24,531	$—	$25,000
Net loss				(10,885)	(10,885)
Balance at December 31, 2006	4,687,500	469	24,531	(10,885)	14,115
Sale of 18,750,000 Units on March 6, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 5,624,999 shares for possible redemption)	18,750,000	1,875	138,839,007		138,840,882
Sale of 1,125,000 Units on March 6, 2007 at a price of $8 per unit in a private placement to insiders	1,125,000	113	8,999,887		9,000,000
Proceeds subject to possible redemption, 5,624,999 shares			(44,579,999)		(44,579,999)
Proceeds from issuance of insider warrants			2,000,000		2,000,000
Net income available to common stockholders				2,919,791	2,919,791
Balances, at September 30, 2007	24,562,500	$2,457	$105,283,426	$2,908,906	$108,194,789

Oceanaut, Inc.    (a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2007 (unaudited)	May 3, 2006 (date of inception) to September 30, 2007 (unaudited)	May 3, 2006 (date of inception) to September 30, 2006 (unaudited)
Cash flows from operating activities:
Net income (loss)	$4,292,102	$4,281,217	$(38,718)
Adjustments to reconcile net income (loss) to net cash used provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(43,988)	(43,988)
Accounts payable and accrued expenses	33,741	44,591	9,894
Net cash provided by (used in) operating activities	4,281,855	4,281,820	(28,824)
Net cash used in investing activities:
Cash held in Trust Account	(158,174,372)	(158,174,372)	—
Cash flows from financing activities:
Proceeds from notes payable, stockholder	100,000	300,000	200,000
Payments on notes payable, stockholder	(247,650)	(300,000)
Proceeds from issuance of common stock to initial stockholders	0	25,000	25,000
Proceeds from issuance of warrants in a private placement	2,000,000	2,000,000
Proceeds from issuance of Units in a private placement	9,000,000	9,000,000
Gross proceeds from Public Offering	150,000,000	150,000,000
Payment for underwriter’s discount and offering costs	(6,486,637)	(6,659,118)	(171,514)
Net cash provided by financing activities	154,365,713	154,365,882	53,486
Net increase in cash	473,196	473,330	24,662
Cash at beginning of period	134	0	0
Cash at end of period	$473,330	$473,330	$24,662
Supplemental schedule of non-cash investing and financing activities
Accrual of deferred underwriting fees	$4,500,000	$4,500,000	$0
Accrual of deferred acquisition costs	$200,000	$200,000	$0

See accompanying notes to the condensed interim financial statements.

Oceanaut, Inc.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and the period from May 3, 2006 (date of inception) through September 30, 2006 and the period from May 3, 2006 (date of inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (‘‘SEC’’). Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of Oceanaut, Inc. (a corporation in the development stage) (the ‘‘Company’’) as of September 30, 2007 and the financial results for the three and nine months periods then ended as well as for the period May 3, 2006 (date of inception) through September 30, 2007 and the period from May 3, 2006 (date of inception) through September 30, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006, which are included in the Company’s registration statement on Form F-1 (File No. 333-140646) filed in connection with its initial public offering, which the SEC declared effective on March 1, 2007.

The condensed balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE B — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Oceanaut, Inc. (a corporation in the development stage) was incorporated in the Marshall Islands on May 3, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, vessels or one or more operating businesses in the shipping industry. The Company has neither engaged in any operations nor generated significant revenue to date with the exception of interest income. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, ‘‘Accounting and Reporting By Development Stage Enterprises,’’ and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the ‘‘Offering’’) (as described in Note D) was declared effective on March 1, 2007. The Company consummated the Offering on March 6, 2007 and, in a private placement (the ‘‘Private Placement’’) (see Note E) that immediately preceded the Offering (the ‘‘Private Placement’’), Excel Maritime Carriers Ltd. (‘‘Excel’’) purchased 1,125,000 units at $8.00 per unit and 2,000,000 warrants at $1.00 per warrant, for total net proceeds of $11,000,000. The Company received net proceeds of approximately $154,300,000 from the Private Placement and the Offering (gross of $4,500,000 of deferred underwriter fees).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) vessels or one or more operating businesses in the shipping industry (‘‘Business Combination’’). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 95.4% ($153,600,000) of the aggregate gross proceeds from the Offering and the Private Placement, after payment of certain amounts to the underwriters, Offering costs and funding of working capital, is held in a trust account (‘‘Trust Account’’). The Trust Account will be invested in government debt securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended, until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2007, the balance in the Trust Account was approximately $158,200,000, which included approximately $4,600,000 of interest earned. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal, accounting and due diligence fees and expenses on prospective acquisitions and continuing general and administrative expenses.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s existing stockholders prior to the Offering have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. ‘‘Public Stockholders’’ is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s Public Stockholders, excluding the existing stockholders to the extent of their initial stock holdings and 500,000 shares of common stock included in the units purchased by Excel in the Private Placement.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7 ‘‘Accounting and Reporting by Development Stage Enterprises.’’

Deferred offering costs:

The Company complies with the requirements of the SEC’s Staff Accounting Bulletin (‘‘SAB’’) Topic 5A — ‘‘Expenses of Offering.’’ Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed. Deferred offering costs of approximately $198,000 were charged to stockholders’ equity on March 6, 2007, the effective date of the Offering.

Deferred acquisition costs:

As of September 30, 2007, the Company has accumulated $200,000 in deferred costs related to the proposed acquisition of nine dry bulk vessels (see Note G). These costs will be capitalized contingent upon the completion of the acquisition following the required approval by the Company’s stockholders and the fulfilment of certain other conditions. If the acquisition is not completed these costs will be recorded as expense. Deferred acquisition costs are comprised of costs incurred for financial advisory services, due diligence and proxy services, legal, consulting and other costs directly related to the acquisition of above the nine vessels.

Net income (loss) per common share:

The Company complies with the accounting and reporting requirements of SFAS No. 128, ‘‘Earnings Per Share.’’ SFAS No. 128 requires dual presentation of basic and diluted income (loss) per common share for all periods presented. Basic income (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The effect of the 24,875,000 (including 2,000,000 outstanding warrants issued in connection with the Private Placement described in Note B) have not been considered in the diluted net income (loss) per common share since the warrants are contingently exercisable.

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

Geographical risk:

The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Instruments,’’ approximates the carrying amounts represented in the accompanying condensed balance sheets.

Income taxes:

The Company complies with the accounting and reporting requirements of SFAS No. 109, ‘‘Accounting for Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting standards:

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (‘‘GAAP’’), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB 108’’). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material, SAB 108 does not change the guidance in SAB 99, ‘‘Materiality,’’ when evaluating the materiality of misstatements, SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its condensed consolidated interim financial position and results of operations.

NOTE D — THE OFFERING

On March 6, 2007, the Company sold 18,750,000 units (‘‘Units’’) at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business and will expire five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

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

NOTE E — RELATED PARTY TRANSACTIONS

The Company issued a $200,000 unsecured promissory note to a stockholder on May 9, 2006. The note bore simple interest at a rate of 4% per annum and had a maturity date of the earlier of May 9, 2007 or the consummation of the Offering. As of September 30, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company issued a $100,000 unsecured promissory note to a stockholder on March 1, 2007. The note bore simple interest at a rate of 4% per annum and had a maturity date of March 6, 2007. As of September 30, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company presently occupies office space provided by a stockholder of the Company. Such stockholder has agreed that, until the earlier of the Business Combination or the liquidation of the Trust Account, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such stockholder $7,500 per month for such services starting on the effective date of the prospectus until the earlier of the Business Combination or the liquidation of the Trust Account.

The Company has also agreed to pay each of the independent directors $75,000 in cash per year for their service on the Company’s board of directors, payable pro rata from the start of their service and only upon the successful completion of a Business Combination.

Certain of our directors and all of our officers have purchased, in consideration for an aggregate purchase price of $25,000, (a) an aggregate of 4,687,500 shares of common stock and (b) 3,000,000 warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.00 per share. The initial stockholders have agreed that (1) the initial shares of common stock and warrants will not be sold or transferred, subject to certain limited exceptions, until the first anniversary of the completion of a Business Combination and (2) the initial shares of common stock will not be entitled to a pro rata share of the Trust Account in the event of its liquidation. These warrants may also be exercised on a cashless basis.

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

NOTE F — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

NOTE G — SUBSEQUENT EVENTS

On October 12, 2007, the Company entered into definitive agreements pursuant to which it has agreed to purchase, for an aggregate purchase price of $700 million in cash, nine dry bulk vessels from companies associated with members of the Restis family, including four secondhand vessels and five newbuildings. The Company also entered into a separate definitive agreement pursuant to which it has agreed to issue 10,312,500 shares of its common stock, at a purchase price of $8.00 per share, in a private placement by separate companies associated with members of the Restis family of $82,500,000.

Following the completion of the fleet acquisition and investment, companies associated with members of the Restis family are expected to own approximately 29.6% of the Company’s issued and outstanding shares of common stock. Excel and its affiliates currently own approximately 23.7% of the Company’s issued and outstanding shares of common stock.

Upon delivery of the vessels, the fleet will be comprised of two Capesize, four Panamax and three Supramax dry bulk carriers. These dry bulk carriers transport a variety of dry bulk cargoes such as coal, iron ore and grain. The vessels have a combined cargo-carrying capacity of 809,000 deadweight tons and an average fleet age of approximately seven years upon delivery of all newbuilding vessels. The two Supramax dry bulk carriers are scheduled for delivery in 2008 and the third Supramax dry bulk carrier, together with the two Capesize dry bulk carriers, are scheduled for delivery in 2009.

In addition, it is intended that, after the closing of the transaction, Maryville Maritime Inc., a related party, will provide technical management services and Safbulk Pty Ltd., a related party, will provide commercial management services to the Company’s fleet.

The Company’s acquisition of the fleet of dry bulk carriers and the issuance of its common stock in exchange for the $82,500,000 investment are conditioned upon the consummation of such other transaction and are each subject to the approval of the Company’s stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘continue,’’ or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed in the Republic of the Marshall Islands on May 3, 2006 to acquire vessels or one or more operating businesses in the shipping industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such business combination, subject to a majority of our public stockholders voting in favor of the business combination and less than 30% of the public stockholders voting against the business combination and electing to exercise their conversion rights. We intend to utilize cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the nine months ended September 30, 2007, we had net income of approximately $4,292,000 derived from interest income less operating expenses.

For the period from May 3, 2006 (date of inception) to September 30, 2007, we had net income of approximately $4,281,000, derived from interest income less operating expenses.

For the three months ended September 30, 2007, we had net income of approximately $1,852,000 derived from interest income less operating expenses.

For the period from May 3, 2006 (date of inception) to September 30, 2006, we had net loss of approximately $39,000, derived from operating expenses.

On March 6, 2007, we consummated our initial public offering of 18,750,000 units at a price of $8.00 per unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business and will expire five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we are unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

On March 5, 2007, one of our stockholders, Excel Maritime Carriers Ltd., purchased, in a private placement that occurred immediately prior to our initial public offering, (a) 1,125,000 Units, at a price of $8.00 per Unit, and (b) 2,000,000 warrants, at a price of $1.00 per warrant, to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share (for an aggregate purchase price of approximately $11,000,000). The units and warrants purchased in the private placement have terms identical to the units and the warrants included in the units, except that Excel has agreed that (1) the units and warrants purchased in the private placement will not be sold or transferred, subject to certain limited exceptions, until completion of a business combination; (2) the warrants may be exercised on a cashless basis; and (3) 500,000 of the shares of common stock included in the units will not be entitled to a pro rata share of the trust account in the event of its liquidation.

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

Consistent with the disclosures in our prospectus, we have focused our search on companies in the shipping industry. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult IPO environment, a cash-rich investment community looking for differentiated opportunities for incremental yield, and business owners seeking new ways to maximize their stockholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.

On October 12, 2007, the Company, entered into definitive agreements pursuant to which it has agreed to purchase, for an aggregate purchase price of $700 million in cash, nine dry bulk vessels from companies associated with members of the Restis family, including four secondhand vessels and five newbuildings. The Company also announced that it has entered into a separate definitive agreement pursuant to which it has agreed to issue 10,312,500 shares of its common stock, at a purchase price of $8.00 per share, in exchange for an aggregate investment by separate companies associated with members of the Restis family of $82,500,000.

Following the completion of the fleet acquisition and investment, companies associated with members of the Restis family are expected to own approximately 29.6% of the Company’s issued and outstanding shares of common stock. Excel and its affiliates currently own approximately 23.7% of the Company’s issued and outstanding shares of common stock.

Upon delivery of the vessels, the fleet will be comprised of two Capesize, four Panamax and three Supramax dry bulk carriers. These dry bulk carriers transport a variety of dry bulk cargoes such as coal, iron ore and grain. The vessels have a combined cargo-carrying capacity of 809,000 deadweight tons and an average fleet age of approximately seven years upon delivery of all newbuilding vessels. The two Supramax dry bulk carriers are scheduled for delivery in 2008 and the third Supramax dry bulk carrier, together with the two Capesize dry bulk carriers, are scheduled for delivery in 2009.

In addition, it is intended that, after the closing of the transaction, Maryville Maritime Inc. will provide technical management services and Safbulk Pty Ltd. will provide commercial management services to the Company’s fleet.

The Company’s acquisition of the fleet of dry bulk carriers and the issuance of its common stock in exchange for the $82,500,000 investment are conditioned upon the consummation of such other transaction and are each subject to the approval of the Company’s stockholders.

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

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

OCEANAUT, INC.
Date: November 9, 2007	By:	/s/ Christopher Georgakis
Christopher Georgakis
President and Chief Executive Officer (Principal Executive Officer)
OCEANAUT, INC.
Date: November 9, 2007	By:	/s/ Eleftherios (Lefteris) A. Papatrifon
Eleftherios (Lefteris) A. Papatrifon
Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)