Form 10-K
period 2007-12-31
Oceanaut, Inc.
filed 2008-03-27
CIK 1364714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0001-364714

Oceanaut, Inc.
(Exact Name of Registrant as Specified in its Charter)
The Republic of the Marshall Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17th KM NATIONAL ROAD ATHENS-LAMIA & FINIKOS STREET NEA KIFISIA, ATHENS – GREECE	145 64
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +30-210-620-9520

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 Par Value Per Share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Units consisting of one share of Common Stock and one Warrant	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), as reported on the American Stock Exchange, was approximately $65,396,594. As of March 13, 2008, there were 24,562,500 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	changing interpretations of generally accepted accounting principles;

•	outcomes of litigation, claims, inquiries or investigations;

•	continued compliance with government regulations;

•	statements about industry trends;

•	general economic conditions; and

•	geopolitical events and regulatory changes.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors.’’ Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1.    BUSINESS

Introduction

Oceanaut, Inc. (the ‘‘Company,’’ ‘‘Oceanaut,’’ ‘‘we,’’ or ‘‘us’’) is a blank check company organized under the laws of the Republic of the Marshall Islands on May 3, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, vessels or one or more operating businesses in the shipping industry, each a ‘‘business combination.’’ To date, our efforts have been limited to organizational activities, our initial public offering and the search for and negotiations with potential target businesses for a business combination. As of the date of this filing, we have not acquired any business operations and have no operations generating revenue.

The shipping industry provides a practical and cost-effective means of transporting large volumes of cargoes. This is accomplished predominantly by the dry bulk and tanker sectors, while other related sectors tend to be specialized. The dry bulk sector involves the transportation of dry bulk and general cargoes, including, among other products, coal, minerals, ore, steel products, forest products, agricultural products, construction materials and heavy equipment, machinery and spare parts via dry bulk cargo vessels. The tanker sector involves the transportation of wet products such as crude oil, refined petroleum cargoes and liquid chemicals via different types of tankers. Related sectors comprise, but are not limited to, the operation of vessels such as containerships, liquefied gas carriers and offshore supply and anchor-handling vessels.

We may seek to acquire vessels, a company with agreements to purchase individual vessels, one or more companies owning or operating vessels, a number of such companies as a group, or one or more entities which provide commercial management, operational and technical management or other services to one or more segments of the shipping industry. If we acquire vessels or a holding company with agreements to purchase individual vessels, although it is not our current intention to do so, we would be subject to risks resulting from being a start-up shipping company, such as the inability to quickly develop the infrastructure and hire the seafarers and shore-side administrative and management personnel necessary to effectively manage and operate such a business. In addition, we might have to begin our operations without advance bookings of charters, which could lead such vessels initially to have a higher than industry standard number of idle days until such time as we establish business relations.

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $4,500,000) at the time of such acquisition. As we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. The target business that we acquire may have a fair market value substantially in excess of 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities or bank loan. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so.

Our executive offices are located at 17th Km National Road Athens-Lamia & Finikos Street Nea Kifisia, Athens – Greece, 145 64, and our telephone number at that location is +30-210-620-9520. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website, www.oceanautinc.com, as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Recent Developments

Our initial public offering

The registration statement for our initial public offering was declared effective March 1, 2007. We consummated our initial public offering on March 6, 2007 and received net proceeds of approximately $154,300,000, including $11,000,000 of proceeds from the private placement sale of 1,125,000 insider units and 2,000,000 insider warrants to Excel Maritime Carriers Ltd., or Excel, prior to our initial public offering. The insider units and insider warrants are identical to the units and the warrants included in the units sold in our initial public offering, except that (i) the insider warrants may be exercised on a cashless basis, while the warrants included in the units sold in our initial public offering cannot be exercised on a cashless basis, (ii) none of the units or the warrants to be purchased by Excel will be transferable or salable, except to another entity controlled by Excel, which will then be subject to the same transfer restrictions until after we complete a business combination, (iii) the common stock included in 500,000 of the 1,125,000 insider units will not have any right to liquidation distributions while the remaining 625,000 of such units will have the same liquidation rights as our public shareholders in the event we fail to consummate a business combination, and (iv) the common stock included in all 1,125,000 of the units to be purchased by Excel may not exercise conversion rights and must be voted in favor of any proposed business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering. Upon the closing of our initial public offering and private placement, $153,600,000, including $4,500,000 of the underwriters’ deferred discounts and commissions, was deposited in a trust account, or the trust account, and invested in accordance with the terms of the prospectus for our initial public offering. The trust account will be maintained until the earlier of (a) the consummation of our initial business combination and (b) our liquidation. As of March 13, 2008, the amount held in the trust account, including $4,500,000 of underwriters’ deferred discounts and commissions, was approximately $158,606,483. The placing of funds in the trust account may not protect those funds from third party claims against us. Although we have sought, and will continue to seek to have all vendors, service providers and prospective target businesses execute agreements waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account, there is no guarantee that all parties with whom we do business will execute such agreements. Excel has agreed that it will be liable to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for distribution in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective target business. However, Excel will not have any liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). We cannot assure you, however, that Excel will be able to satisfy those obligations. The remaining net proceeds (not held in the trust account), along with up to $2,000,000 in interest income net of taxes payable on such interest, have been and will continue to be used to pay for business, legal, and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses.

The Company, after signing a definitive agreement for a business combination, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. Excel and all of our initial shareholders (members of our management and board of directors, excluding the independent directors) have agreed to vote their 1,125,000 shares of common stock included in the insider units and the 4,687,500 founding shares of common stock, as well as any shares of common stock acquired in connection with or following our initial public offering, in accordance with the vote of the majority in interest of all of our shareholders who purchased our securities in our initial public offering or the aftermarket, or the public shareholders, with respect to any business combination. After the consummation of a business combination, these voting arrangements will no longer be in effect.

After a business combination is approved and consummated, any public shareholder who voted against the business combination may demand that we convert his, her or its shares to cash. The per share conversion price will equal the amount in the trust account, calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares of common stock issued in our initial public offering. Public shareholders holding up to 29.99% of the aggregate number of shares issued in our initial public offering may seek conversion of their shares in the event of a business combination. Such public shareholders are entitled to receive their per share interest in the trust account (subject to distributions for working capital and amounts paid or accrued for taxes).

Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until 18 months from the date of the consummation of our initial public offering, or twenty-four months from the consummation of our initial public offering if certain extension criteria have been satisfied. If we do not complete a business combination by such date, our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs. In the event of liquidation, it is likely that the per share liquidation price received by our public shareholders will be less than the $8.00 per share offering price in our initial public offering (assuming no value is attributed to the warrants contained in the units sold in our initial public offering).

On March 6, 2007, our units commenced trading on the American Stock Exchange under the symbol ‘‘OKN.U.’’ On April 4, 2007, our common stock and warrants commenced trading separately on the American Stock Exchange under the symbols ‘‘OKN’’ and ‘‘OKN.WS,’’ respectively.

Activities since the consummation of our initial public offering

Since our initial public offering, we have not been, and as of December 31, 2007, we were not, engaged in any substantive commercial business. Instead, our sole activities have related to the search for a suitable business combination. Following our initial public offering, target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, consultants, and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors, as well as their affiliates, were also sources of target business candidates.

On October 12, 2007, we entered into definitive agreements pursuant to which we agreed to (i) purchase, for an aggregate purchase price $700 million in cash, nine dry bulk vessels from companies associated with members of the Restis family and (ii) issue 10,312,500 shares of our common stock, at a purchase price of $8.00 per share, in exchange for an aggregate investment by separate companies associated with members of the Restis family of $82,500,000. On February 19, 2008, we and companies associated with members of the Restis family entered into a termination and release agreement pursuant to which all of such definitive agreements were terminated on a mutual basis and the parties agreed to release any and all claims they may have against the other in connection therewith.

We are continuing our search for a suitable target business and remain committed to deliver shareholder value.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth or to begin operations by purchasing vessels, in which case we would be subject to the risks inherent in being a start-up business, although it is not our current intention to do so. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses at the same time.

Our relationship with Excel

Our corporate shareholder, Excel Maritime Carriers Ltd., is a shipping company specializing in the worldwide seaborne transportation of dry bulk cargoes. Excel was incorporated under the laws of the Republic of Liberia on November 2, 1988, and its Class A common stock trades on the New York Stock Exchange under the symbol ‘‘EXM.’’

Excel is a provider of worldwide sea borne transportation services for dry bulk cargo, including, among others, iron ore, coal and grain, collectively referred to as ‘‘major bulks,’’ and steel products, fertilizers, cement, bauxite, sugar and scrap metal, collectively referred to as ‘‘minor bulks.’’

We were established by Excel because it perceives our company as an attractive investment opportunity for Excel and its stockholders by (1) allowing Excel, as a shareholder of ours, to explore a larger number of opportunities in the shipping industry than would otherwise be available to Excel and in a manner that would not entail substantial changes to its capital structure; and (2) potentially permitting Excel, as a company operating primarily in the dry bulk sector of the shipping industry, to diversify into other sectors of the shipping industry through its investment in our company. Excel has decided to establish, invest in and dedicate resources to us (such as office space, administrative services and a loan in the principal amount of $200,000 in payment of initial transaction expenses) because Excel believes that we will allow Excel to participate in acquisitions in the shipping industry in a non-dilutive and debt-free manner. Although Excel is presented with unsolicited opportunities to acquire vessels on a daily basis (which Excel analyzes to determine market trends in the various sectors of the shipping industry), neither Excel nor any of its affiliates has taken any steps or contacted or been solicited by any potential target businesses with respect to us.

Messrs. Panayotides, Papatrifon and Agadakis are officers of both Excel and the Company. Mr. Panayotides also serves as a member of the board of directors of both Excel and the Company. Under Marshall Islands law, each of these individuals has a fiduciary duty to us, and not to Excel or any of our other shareholders or affiliates, in acting as our officer and/or director. These fiduciary duties include the duty of loyalty, which requires that an officer or director must exercise his or her powers in good faith in the best interests of the corporation he or she serves and not in the director’s or officer’s own interest or in the interest of another person or an organization with which the officer or director is associated. Thus, except for the significant, indirect influence as it may derive from the overlap in our management, being a principal shareholder of the Company or its right of first refusal with respect to target businesses in the dry bulk sector of the shipping industry, Excel is not entitled to any input or influence with respect to the target business we decide to pursue, will not be conducting a search for a potential target business for us, and has not established any criteria to be used by us in connection with such search. Excel has also agreed to provide us with resources, such as office space, utilities and administrative services, for a fee of $7,500 per month, pursuant to the terms of a Services Agreement.

While there is an overlap in our officers and directors and those of Excel, each of the boards of directors has a majority membership of independent directors who govern the affairs of each respective company, without any overlap. Any choice of a target business would be approved by a vote of our board of directors, which would necessarily include the vote of our independent directors who have no affiliation with Excel.

We have not identified a target business

On October 12, 2007, we entered into definitive agreements pursuant to which we agreed to purchase, for an aggregate purchase price of $700 million in cash, nine dry bulk vessels from companies associated with members of the Restis family, including four secondhand vessels and five newbuildings. We also announced that we have entered into a separate definitive agreement pursuant to which we had agreed to issue 10,312,500 shares of its common stock, at a purchase price of $8.00 per share, in exchange for an aggregate investment by separate companies associated with members of the Restis family of $82,500,000.

On February 19, 2008, we and companies associated with members of the Restis family entered into an agreement to terminate on a mutual basis the above mentioned agreements. Under the terms of the Termination and Release Agreement, all parties agreed to release any and all claims they may have against the other, as more fully set forth in such agreement. We remain committed to deliver shareholder value and are actively seeking suitable acquisition opportunities.

Subject to the limitation that a target business have a fair market value of at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions being held in the trust account) at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, ship brokers and other members of the financial or shipping community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to our initial public offering, public relations and marketing efforts, articles that may be published in industry trade journals discussing our intent to make acquisitions, and/or direct contact by management to be commenced following the completion of our initial public offering. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions on any formal basis, we may decide to engage such firms in the future or we may be approached on an unsolicited basis, in which event their compensation (which would be equal to a percentage of the fair market value of the transaction as agreed upon at the time of such engagement or agreement with a party that brings us an unsolicited proposal, as the case may be) may be paid from the offering proceeds not held in trust. Any finder or broker would only be paid a fee upon the consummation of a business combination.

Excel, our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts after our offering. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. None of our officers, directors or initial shareholders, including Excel, or any affiliates thereof, have had any contact to date with any unaffiliated sources regarding potential target businesses and none of our officers, directors or initial shareholders, including Excel, or any affiliates thereof, have undertaken any affirmative efforts to locate a target business or business combination candidate. In no event will we pay any of our existing officers, directors or shareholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or initial shareholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions being held in the trust account) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not conducted any specific research on the shipping industry to date nor have we conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates or the likelihood or probability of success of any proposed business combination. Since we have not yet analyzed the businesses available for acquisition and have not identified a target business, we have not established any specific attributes or criteria (financial or otherwise) for the evaluation of prospective target businesses, except for the factors described below. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors that we deem relevant at such time based on the identity of such target business, the following:

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry into the shipping industry;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the shipping industry; and

•	costs associated with effecting the business combination.

Because we do not know in which segment of the shipping industry we will be considering a target business, we have listed the foregoing general factors. These criteria are not intended to be exhaustive. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the listed factors, as well as other considerations deemed relevant by our management in effecting a particular business combination. We have not conducted any research with respect to identifying the number and characteristics of potential acquisition candidates, nor is it possible for us to list the number of market participants that fall within each of the sectors in the shipping sector identified by us, as the shipping industry is generally highly fragmented and, aside from the handful of publicly-traded shipping companies, characterized by a lack of transparency in ownership or corporate structure, the possibility of companies selling pieces or divisions of themselves and new ships that are being built constantly, all of which factors limit our ability to approximate the number of market participants in each sector.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our initial shareholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions being held in the trust account) at the time of such acquisition. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise their conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to adjust the ratio of cash to stock used as consideration or arrange for third party financing.

The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. The evaluation of a potential holding company acquisition where the assets to be acquired are not in the possession of the target company would be based on established valuation criteria in the shipping industry for ships as well as agreements to acquire ships. This valuation process, which also applies to an operating company that has among its assets one or more agreements to purchase vessels, involves obtaining two or three appraisals from independent ship brokers. These appraisals, in accordance with standard industry practice, are based on a description of the particular vessel (including size, age and type), as well as the appraisers’ review of publicly available maintenance records for vessels that are not new. The value of the purchase agreement reflects the value of the vessel underlying such agreement.

If our board is not able to independently determine that the target business has a sufficient fair market value (for example, if the financial analysis is too complicated for our board of directors to perform on their own), we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to shareholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how shareholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps, two business combinations, although this may entail simultaneous acquisitions of several entities at the same time. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of services.

Additionally, since our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’s management

Although we expect certain of our management, particularly Mr. Panayotides, to remain associated with us following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place, and we may employ other personnel following the business combination. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, it is unlikely that our current management will be able to remain with the combined company after the consummation of a business combination. Thus, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for shareholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law. In connection with seeking shareholder approval of a business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business. If we were to acquire vessels, instead of an operating business, such proxy solicitation materials would include an independent appraisal of such vessels by a reputable sale and purchase ship broker.

In connection with the vote required for our initial business combination, all of our initial shareholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public shareholders. Our initial shareholders have agreed to vote all the shares of our common stock acquired in the private placement, our initial public offering or in the aftermarket in favor of any transaction that they negotiate and present for approval to our shareholders. We will proceed with the business combination only if a majority of the shares of common stock voted by our public shareholders are voted in favor of the business combination and public shareholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights.

Conversion rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder, other than our initial shareholders, the right to have such shareholder’s shares of common stock converted into cash if the shareholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account and net interest previously released to us from the trust account (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Our initial shareholders have agreed that if they acquire shares in or after our initial public offering, they will vote such shares in favor of a business combination, meaning that our initial shareholders cannot exercise conversion rights that are exercisable by our public shareholders. As of March 13, 2008, the initial per-share conversion price would be approximately $8.46. An eligible shareholder may request conversion at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible shareholders who elect conversion will be distributed promptly after completion of the business combination. Public shareholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any proposed business combination for which our public shareholders (other than our initial shareholders) owning 30% or more of the shares sold in our initial public offering both vote against a business combination and exercise their conversion rights.

Plan of dissolution and liquidation if no business combination

We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our plan of dissolution and liquidation if we do not effect a business combination within 18 months after consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not been consummated within such 18-month period). The plan of dissolution will provide that we liquidate all of our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of plan of dissolution and liquidation, distribute those assets on a pro rata basis solely to our public shareholders, including Excel with respect to 625,000 of the 1,125,000 shares included in the insider units. As discussed below, the plan of dissolution and liquidation will be subject to shareholder approval.

Upon the approval by our shareholders of our plan of dissolution and liquidation, we will liquidate our assets, including the trust account, and, after reserving amounts sufficient to cover our liabilities and obligations and the costs of the plan of dissolution and liquidation, distribute those assets on a pro rata basis solely to our public shareholders, including Excel with respect to 625,000 of the 1,125,000 shares included in the insider units. Our initial shareholders have waived their rights to participate in any liquidating distributions occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them prior to completion of our initial public offering, except as to 625,000 of the 1,125,000 shares included in the insider units, and have agreed to vote all of their shares in favor of any such plan of dissolution and liquidation. In the event that there are insufficient funds to pay for the costs of our dissolution and liquidation, Excel has agreed to pay our fees and expenses for such purposes in an amount of up to $75,000. Although we believe, based on representations made to us by Excel and our review of the financial statements contained in Excel’s most recent annual report filed on Form 20-F, that Excel is of substantial means, we cannot assure you that Excel will be able to meet its obligations under this agreement or that such fees and expenses will not exceed $75,000, in which case the amount distributed to our public shareholders will be less than $7.93 per share.

To mitigate the risk of the amounts in the trust account being reduced by the claims of creditors:

•	Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses, or other entities, which we refer to as potential contracted parties or a potential contracted party, execute valid and enforceable agreements with us pursuant to which they waive any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that has refused to execute a waiver would be the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services similar in talent willing to provide the waiver.

•	If we enter into an agreement with a potential contracted party that refuses to execute a valid and enforceable waiver, then our corporate shareholder, Excel, will be personally liable to cover the potential claims made by such party but only if, and to the extent that, the claims otherwise would reduce the trust account proceeds payable to our public shareholders in the event of a plan of dissolution and liquidation and the claims were made by that party for services rendered or products sold to us.

However, there is no guarantee that vendors, prospective target business or other entities will execute such waivers, or even if they execute such waivers that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. In addition, the indemnification provided by our corporate shareholder is limited to claims by vendors that do not execute such valid and enforceable waivers. Claims by target businesses or other entities and vendors that execute such valid and enforceable agreements would not be indemnified by our corporate shareholder. Based on representations made to us by our corporate shareholder, and based on our review of the financial statements filed by our corporate shareholder in its annual report on Form 20-F, we currently believe that it is of substantial means and capable of funding a shortfall in our trust account to satisfy its foreseeable indemnification obligations, but we have not asked Excel to reserve for such an eventuality. Despite our belief, we cannot assure you Excel will be able to satisfy those obligations. The indemnification obligations may be substantially higher than Excel currently foresees or expects and/or its financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public shareholders. If we are forced to file a bankruptcy case, or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public shareholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts they might otherwise receive.

As required under Marshall Islands law, we will seek shareholder approval for any plan of dissolution and liquidation. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner (subject to our agreement to take earlier action as described below):

•	our board of directors will, consistent with its obligations described in our amended and restated articles of incorporation and applicable Marshall Islands law, as of the expiration of 18 months from the consummation of our initial public offering, convene, adopt and recommend to our shareholders a plan of dissolution and liquidation, and on such date, file a proxy statement with the Securities and Exchange Commission seeking shareholder approval for such plan. If no proxy statement seeking the approval of our shareholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our initial public offering, our board will, prior to such date, convene, adopt and recommend to our shareholders a plan of dissolution and liquidation, and on such date, file a proxy statement with the Securities and Exchange Commission seeking shareholder approval for such plan;

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then we will promptly mail the proxy statement to our shareholders, and approximately 30 days following the mailing of the proxy statement, we will convene a meeting of our shareholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following filing of that preliminary proxy statement. We will mail the proxy statement to our shareholders as soon as is practicable following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substituted), and 30 days after the mailing of the proxy statement, we will convene a meeting of our shareholders, at which they will either approve or reject our plan of dissolution and liquidation.

In addition, if we seek approval from our shareholders to consummate a business combination within 90 days of the expiration of 18 months from the consummation of our initial public offering (or 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after our initial public offering and the business combination has not been consummated within such 18-month period), the proxy statement related to such business combination will also seek shareholder approval for our board’s recommended plan of dissolution and liquidation, in the event our shareholders do not approve such business combination.

In the event that we seek shareholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to take all reasonable actions to obtain shareholder approval for our dissolution. Pursuant to the terms of our amended and restated articles of incorporation, our purpose and powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our shareholders, the funds held in our trust account will not be released. Consequently, holders of two-thirds of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Our initial shareholders have agreed to vote all the shares of common stock held by them in favor of the dissolution. We cannot assure you that our shareholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot give you assurances of a specific time frame for our plan of dissolution and liquidation.

We expect that our total costs and expenses associated with implementing and completing our shareholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses related to filing our dissolution in the Republic of the Marshall Islands and winding up our company and the costs of a proxy statement and meeting relating to the approval by our shareholders of our plan of dissolution and liquidation. In the event that there are insufficient funds to pay for the costs of our dissolution and liquidation, Excel has agreed to pay our fees and expenses for such purposes in an amount of up to $75,000. Although we believe, based on representations made to us by Excel and our review of the financial statements contained in Excel’s most recent annual report filed on Form 20-F, that Excel is of substantial means, we cannot assure you that Excel will be able to meet its obligations under this agreement or that such fees and expenses will not exceed $75,000, in which case the amount distributed to our public shareholders will be less than $7.93 per share.

Under the Business Corporations Act of the Republic of the Marshall Islands, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 106 of the Business Corporation Act of the Republic of the Marshall Islands, which is intended to ensure that it makes reasonable provision for all claims against us, including a minimum six-month notice period during which any third-party claims can be brought against us, any liability of a shareholder with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the expiration of the period specified in the notice. However, it is our intention to make liquidating distributions to our public shareholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public shareholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our public shareholders will likely extend beyond the third anniversary of such dissolution. As described above, we intend to have all vendors and prospective target businesses execute valid and enforceable agreements with us pursuant to which they waive any right, title, interest, or claim of any kind in or to any monies held in the trust account. As a result, we believe the claims that could be made against us are significantly reduced and the likelihood that any claim that would result in any liability extending to the trust is limited.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert shares of common stock held by our public shareholders into cash in certain instances may reduce the resources available to effect a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire either one or more entities with purchase agreements for one or more vessels or an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

As of December 31, 2007, we had five officers, two of whom were also members of our board of directors, and no employees. These individuals are not remunerated for their services as officers, are not obligated to contribute any specific number of hours per week and devote only as much time as they deem necessary to our affairs. The amount of time they devote will vary from time to time based on our activities and then current circumstances. We have not and do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.    RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, which refer to our business and operations as of December 31, 2007, together with the other information contained in this annual report on Form 10-K before making a decision to invest in our securities. If any of the events described herein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot assure you as to when, or if, a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case, we will be forced to liquidate.

We must complete a business combination with one or more operating businesses with a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $4,500,000, or $5,175,000 if the over-allotment option is exercised in full) at the time of the acquisition within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate the trust account. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We do not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other business combination transaction under consideration and neither we, nor any representative acting on our behalf, has had any contacts or discussions with any target business regarding such a transaction.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and will file a Report on Form 6-K with the Securities and Exchange Commission upon consummation of our initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination in certain circumstances.

Unlike most other blank check offerings, we allow up to approximately 29.99% of our public shareholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

When we seek shareholder approval of a business combination, we will offer each public shareholder (other than our initial shareholders) the right to have his, her or its shares of common stock converted to cash if the shareholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public shareholders are voted in favor of the business combination and (ii) public shareholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of shareholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Unlike most other blank check offerings, we allow up to approximately 29.99% of our public shareholders to exercise their conversion rights. The ability of a larger number of our shareholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek shareholder approval of a business combination, we will offer each public shareholder (other than our initial shareholders) the right to have his, her or its shares of common stock converted to cash if the shareholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings which have a 20% threshold, we allow up to approximately 29.99% of our public shareholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

If we do not consummate a business combination and dissolve, payments from the trust account to our public shareholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•	our board of directors will, consistent with its obligations described in our amended and restated articles of incorporation and applicable Marshall Islands law, as of the expiration of 18 months from the consummation of our initial public offering, convene, adopt and recommend to our shareholders a plan of dissolution and liquidation, and on such date, file a proxy statement with the Securities and Exchange Commission seeking shareholder approval for such plan. If no proxy statement seeking the approval of our shareholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our initial public offering, our board will, prior to such date, convene, adopt and recommend to our shareholders a plan of dissolution and liquidation, and on such date, file a proxy statement with the Securities and Exchange Commission seeking shareholder approval for such plan.

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, we will promptly mail the proxy statements to our shareholders and approximately 30 days following the mailing of the proxy statement, we will convene a meeting of our shareholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the filing of that preliminary proxy statement. We will mail the proxy statement to our shareholders as soon as is practicable following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and, 30 days after the mailing of the proxy statement, we will convene a meeting of our shareholders, at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek shareholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue shareholder approval for our dissolution. Pursuant to the terms of our amended and restated articles of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our shareholders, the funds held in our trust account will not be released. Consequently, holders of two-thirds of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our shareholders, may result in substantial delays in the liquidation of our trust account to our public shareholders as part of our plan of dissolution and liquidation.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by shareholders as part of our plan of dissolution and liquidation will be less than $8.17 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, including any vendors, prospective target businesses and other entities whom we engage in business, enter into agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our public shareholders notwithstanding the fact that such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be in the best interest of our public shareholders.

There is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public shareholders and the per-share liquidation price could be less than the $8.17 per share held in the trust account, plus interest (net of income taxes, withheld from the trust account, as of December 31, 2007), due to claims of such creditors. If we are unable to complete a business combination and dissolve our company, Excel, our corporate shareholder, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us only if such vendor or prospective target business or other third party does not execute a valid and enforceable waiver of any rights or claims to the trust account. Based on representations made to us by our corporate shareholder, and based on our review of the financial statements of our corporate shareholder in its annual report on Form 20-F, we currently believe that Excel is of substantial means and capable of funding a shortfall in our trust account, even though we have not asked Excel to reserve for such an eventuality. However, we cannot assure you that Excel will be able to satisfy those obligations. We believe the likelihood of Excel having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us pursuant to which they waive any right, title, interest or claim of any kind in or to the monies held in the trust account. We also will have access to up to $2,000,000 in interest (after providing for taxes on such interest) that will be released to us from interest accruing on the trust account as working capital with which to pay any such potential claims. In the event that our board recommends, and our shareholders approve, a plan of dissolution and liquidation under which it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received a return of funds from our trust account as part of its liquidation could be liable to creditors for such amounts.

Additionally, if we are forced to file a bankruptcy case, or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return to our public shareholders the liquidation amounts due to them.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our plan of dissolution and liquidation if we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period). Under Marshall Islands law, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 106 of the Business Corporation Act of the Republic of Marshall Islands intended to ensure that we make reasonable provision for all claims against us, including a minimum six month notice period during which any third-party claims can be brought against us before any liquidating distributions are made to shareholders, any liability of a shareholder with respect to a liquidating distribution would be limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholders would be barred after the expiration of the period set forth in such notice. However, it is our intention to make liquidating distributions to our shareholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and, in such event, any such liability of our shareholders would extend beyond the dissolution proceedings. Accordingly, we cannot assure you that third parties will not seek to recover from our public shareholders amounts owed to them by us.

If we are required to dissolve and liquidate before a business combination, our public shareholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.

If we are unable to complete a business combination and are required to dissolve and liquidate our assets, the per-share liquidation amount will be less than $8.00 because of the expenses related to our initial public offering, our general and administrative expenses, and the anticipated cost associated with seeking a business combination. Furthermore, the warrants will expire with no value if we dissolve and liquidate before the completion of a business combination.

Under Marshall Islands law, the requirements and restrictions relating to our initial public offering contained in our articles of incorporation may be amended, which could reduce or eliminate the protection afforded to our shareholders by such requirements and restrictions.

Our articles of incorporation contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our articles of incorporation provide, among other things, that:

•	$153,600,000 of the proceeds from our initial public offering and the private placement shall be placed into the trust account, which proceeds may not be disbursed from the trust account, except in connection with a business combination, including the payment of the deferred underwriting discounts and commissions, or thereafter, upon our liquidation, or as otherwise permitted in the articles of incorporation;

•	prior to consummating a business combination, we must submit such business combination to our shareholders for approval;

•	we may consummate the business combination only if approved by a majority of our shareholders and public shareholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights;

•	if a business combination is approved and consummated, public shareholders who voted against the business combination and who exercise their conversion rights will receive their pro rata share of the trust account;

•	if a business combination is not consummated or a letter of intent, agreement in principle, or definitive agreement is not signed within the time periods specified in our charter, then our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation of our assets, including funds in the trust account, and we will not be able to engage in any other business activities; and

•	we may not consummate any other merger, acquisition, asset purchase or similar transaction other than a business combination that meets the conditions specified our charter, including the requirement that the business combination be with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets (excluding the deferred underwriting discounts and commissions) at the time of such business combination.

Under Marshall Islands law, the requirements and restrictions relating to our initial public offering contained in our articles of incorporation may be amended, which could reduce or eliminate the protection afforded to our shareholders by such requirements and restrictions. However, we view the foregoing provisions as obligations to our shareholders and we will not take any action to waive or amend any of these provisions.

Since we have not currently selected any target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’s operations.

Since we have not yet identified a prospective target business, investors have no current basis to evaluate the possible merits or risks of the target business’s operations. Although we do not intend to focus on targets that are financially unstable or in their development stage, to the extent we complete a business combination with such a company, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, see the section above entitled ‘‘Effecting a business combination — We have not identified a target business.’’

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination during the prescribed time period.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity and venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek shareholder approval of a business combination may materially delay the consummation of a transaction;

•	our obligation to convert into cash the shares of common stock in certain instances may materially reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a material competitive disadvantage in successfully negotiating a business combination.

Based upon publicly available information, as of February 29, 2008, approximately 154 similarly structured ‘‘blank check’’ companies have completed initial public offerings in the United States since the start of 2004 and 54 others have filed registration statements. Of the ‘‘blank check’’ companies that have completed initial public offerings, 46 companies have consummated a business combination, while 25 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated such business combinations. Eight companies have failed to complete previously announced business combinations and have announced their pending dissolution and return of trust proceeds to stockholders. Accordingly, the remaining 75 ‘‘blank check’’ companies that we estimate to have raised approximately $13.8 billion that is currently held in trust accounts, and potentially an additional 54 ‘‘blank check’’ companies that have filed registration statements to raise approximately $11.3 billion, will be seeking to enter into business combinations. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination which, in turn, will result in an increased demand for privately held companies in these industries. Further, the fact that 46 ‘‘blank check’’ companies have consummated a business combination, 25 other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, and eight companies have failed to complete a business combination, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly held ‘‘blank check’’ company. Because of this competition, we cannot assure you that we will be able to consummate an initial business combination within the required time periods. If we are unable to find a suitable target operating business within the required time periods, the terms of our amended and restated certificate of incorporation will require us to dissolve and liquidate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 55,457,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no current commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our shareholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the shipping industry is capital intensive, traditionally using substantial amounts of indebtedness to finance vessel acquisitions, capital expenditures and working capital needs. If we finance the purchase of any of our vessels through the issuance of debt securities, it could result in:

•	default and foreclosure on our assts if our operating cash flow after a business combination were insufficient to pay our debt obligations.

•	Acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our ability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

The value of your investment in us may decline if any of these events occur.

For a more complete discussion of the possible structure of a business combination, see the section above entitled ‘‘Effecting a business combination — Selection of a target business and structuring of a business combination.’’

Our initial shareholders, including our corporate shareholder, officers and directors, control a substantial interest in us and, thus, may influence certain actions requiring shareholder vote.

Our initial shareholders (including our corporate shareholder, its affiliates and all of our officers and directors) collectively own approximately 23.7% of our issued and outstanding shares of common stock which could permit them to effectively influence the outcome of all matters requiring approval by our shareholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome of such election. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Excel’s substantial interest in us may dissuade potential acquirers from seeking control of the company and buying your stock at a price you deem beneficial after we complete our initial business combination.

Excel, as a significant shareholder owning 18.9% of our common stock, may exert significant influence over matters presented for shareholder approval. After consummation of our initial business combination, Excel’s desire to preserve its substantial interest in us (either by blocking a third party from acquiring us or by proposing to acquire us itself) may dissuade potential acquirers from making an offer to acquire us, even if a change in control would be beneficial to our shareholders. Because any such acquisition by a potential acquirer would be subject to the approval of the holders of at least two-thirds of our issued and outstanding stock, Excel would have significant influence over the outcome of the vote even though it will not control a majority of our common stock. This influence could make it more difficult for a third party to acquire a majority of our outstanding voting stock or obtain the requisite votes necessary to approve any such acquisition.

We will be dependent upon interest earned on the trust account, which may not be sufficient to fund our search for a target company and consummation of a business combination, in which case we may be forced us to borrow funds from our initial shareholders or others or to liquidate.

Of the net proceeds of our initial public offering and the private placement, only approximately $700,000 was available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to up to a maximum of $2,000,000 for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to provide us with the working capital necessary to complete a business combination. In such event, we would need to borrow funds from our initial shareholders or others or be forced to liquidate.

Our ability to successfully effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also likely that all of our current officers will resign upon the consummation of a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect Mr. Panayotides, our chairman of the board, and our independent directors (Messrs. Jarlbaek, Oates and Tsamourgelis) to remain associated with us following a business combination, it is expected that Messrs. Agadakis and Papatrifon, who are full-time employees and officers of Excel, will not remain with the combined company after the consummation of a business combination. Thus, we will likely employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which hinder our operations.

Our corporate shareholder currently owns shares of our common stock which will not participate in liquidation distributions and, due to the fact that all of our current officers are employed by our corporate shareholder and certain of our directors also serve on the board of directors of our corporate shareholder, a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our corporate shareholder owns 4,640,625 shares of our common stock that were issued prior to our initial public offering and has waived its right to receive distributions with respect to all of its shares (except with respect to the 625,000 shares included in the insider units) upon our liquidation if we are unable to consummate a business combination. Except for the 625,000 shares included in the insider units acquired in the private placement, the shares acquired prior to our initial public offering by our corporate shareholder will be worthless if we do not consummate a business combination. Most of our current officers are employed by our corporate shareholder and certain of our directors also serve on the board of directors of our corporate shareholder and, therefore, the personal and financial interests of our officers and certain of our directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of certain of our directors, in identifying and selecting a suitable target acquisition, may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest and, as a result of such conflicts, management may choose a target acquisition that is not in the best interests of our shareholders. Although our management has agreed on a strategy for avoiding potential conflicts of interest in light of our common management and ownership interests, we cannot assure you that any such conflict will be resolved in our favor.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors, including acting as executive officers of our corporate shareholder, and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impair our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers, directors and their affiliates currently are, and may in the future become affiliated with, entities engaged in business activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers, directors or their affiliates has been or currently is a principal of, or affiliated or associated with, a blank check company. However, all of our officers and directors currently are, and may in the future become affiliated with, additional entities, including other shipping entities, that are engaged in business activities similar to those intended to be conducted by us. In particular, Messrs. Panayotides, Papatrifon and Agadakis are the Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively, of our corporate shareholder, Excel Maritime Carriers Ltd. Due to these existing affiliations, they and our other directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Our directors’ and officers’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them as well as the potential for entering into consulting agreements with the post-combination business, may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public shareholders’ best interest.

Our directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust fund and the amount of interest income from the trust account, net of income taxes on such interest, of up to a maximum of $2,000,000, unless the business combination is consummated. These amounts are based on management’s estimates of the funds needed to fund our operations for the next 24 months and consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. In addition, it is possible that members of management may enter into consulting agreements with the post-combination business as part of the business combination. The financial interest of our directors and officers could influence their motivation in selecting a target business or negotiating with a target business in connection with a proposed business combination and thus, there may be a conflict of interest when determining whether a particular business combination is in the shareholders’ best interest.

Each of our independent directors will be entitled to receive $75,000 compensation annually upon the successful completion of a business combination and, therefore, they may be faced with a conflict of interest when determining whether a particular target business is appropriate for a business combination and in the public shareholders’ best interest.

Each of our independent directors will be entitled to receive $75,000 in cash per year for their board service, accruing pro rata from the start of their service on our board of directors and payable only upon the successful completion of a business combination. The financial interest of our independent directors could influence their motivation in selecting a target business and thus, they may be faced with a conflict of interest when determining whether a particular business combination is in our shareholders’ best interest. If conflicts arise, they may not necessarily be resolved in our favor.

Our Chairman and independent directors may continue to serve on our board of directors following the completion of a business combination and may be paid fees for such services. Thus, such financial interest may influence their motivation and they may be faced with a conflict of interest when determining whether a particular business combination is in our shareholders’ best interest.

Because it is possible that our Chairman and one or more of our independent directors may continue to serve on our board of directors after the consummation of our initial business combination, and such individuals may be paid fees for their services, the financial interest of such individuals may influence their motivation when determining whether a particular business combination is in our shareholders’ best interest and securing payment of such fees. Thus, they may be faced with a conflict of interest when determining whether a particular business combination is in our shareholders’ best interest. If conflicts arise, they may not necessarily be resolved in our favor.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and to provide only a limited number of services, thereby preventing us from diversifying our operations, spreading risks or offsetting losses.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $4,500,000, or $5,175,000 if the underwriters’ over-allotment option is exercised in full) at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value of 80% of our net assets threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of services,

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses that we acquire.

If we were to acquire vessels or a company with agreements to purchase individual vessels, we may be subject to risks resulting from being a start-up shipping company.

If we were to acquire vessels or a company with agreements to purchase individual vessels, we may be subject to risks resulting from being a start-up shipping company. Such risks could potentially include the dependence on third parties for the commercial and technical management of the vessels, including crewing, maintenance and repair, supply provisioning, freight invoicing and chartering. We may not be able to quickly develop the infrastructure and hire the seafarers and shore-side administrative and management personnel necessary to effectively manage and operate our business if we acquire vessels instead of an operating business. In addition, we might have to begin our operations without advance bookings of charters, which could lead such vessels initially to have a higher than industry standard number of idle days until such time as we establish business relations. Our current officers have agreed to continue with us after the business combination, without accepting any compensation, until such time as suitable management is hired. However, our inability to manage such risks could impair our operations.

If we were to acquire vessels or a company with agreements to purchase individual vessels, it is highly unlikely that proxy materials provided to our shareholders would include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.

If we were to acquire vessels or a company with agreements to purchase individual vessels, it is highly unlikely that the proxy statement we would send to shareholders would, unless otherwise required by applicable law and regulations, contain historical financial statements with respect to the operation of vessels. Although we would provide such historical financial statement if required by applicable law or regulations, such historical financial statements are not often required. Instead, the proxy statement we would send to our shareholders would contain the same information that would typically be provided in the prospectus for an initial public offering of a start-up shipping company, such as: (i) historical and prevailing market rates for vessels on the basis of type, age and proposed employment; (ii) our expectations of future market trends and proposed strategy for employment of the vessels; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the vessels as assets generally (i.e., whether they are newbuildings or second-hand and the type of vessel), all of which, in turn, depend on the sector of the shipping industry in which we consummate such a business combination. Thus, you would not necessarily be able to rely on historical financial statements when deciding whether to approve a business combination involving the acquisition of vessels or a company with agreements to purchase individual vessels.

A significant portion of our working capital could be expended in pursuing acquisitions that are not consummated, which could limit our ability to pursue other opportunities and force us to liquidate.

We expect that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or other fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that 30% or more of our public shareholders vote against the transaction and exercise their conversion rights even though a majority of our public shareholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could limit our subsequent attempts to locate and acquire or merge with another business and force us to liquidate. For more information, see the section entitled ‘‘Effecting a Business Combination — We have not identified a target business.’’

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

As we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. We have not taken any action with respect to additional financing, nor can we assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could impair the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

In the event Excel, our corporate shareholder, violates the terms of our business opportunity right of first refusal agreement, we have agreed to waive any claims and cross-indemnify each other for any claims related thereto, which may affect our ability to consummate a business combination.

We have entered into a business opportunity right of first refusal agreement with our corporate shareholder, Excel, pursuant to which we have agreed to grant Excel the first opportunity to consider any business opportunities in the dry bulk sector of the shipping industry in exchange for Excel granting us the first opportunity to consider any business opportunities in all other sectors of the shipping industry. While we have no reason to believe that Excel would violate the terms of this agreement, in the event that it does, we have mutually waived any claims and agreed to cross-indemnify each other for any claims related to any violation of this agreement. As a result, not only may we be deprived of a potential business opportunity, but we would not be able to seek damages in relation thereto, both of which could impair our ability to consummate a business combination.

Risks associated with the shipping industry

If charter rates fluctuate and the shipping industry continues to undergo cyclical turns, it may reduce our profitability and operations.

The shipping business, including the dry market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values.

A significant contraction in demand for imported commodities, such as iron ore or coal, as a result of economic downturns or changes in government policies in certain regional markets could depress vessel freight rates, as well as the general demand for vessels. For instance, a downturn in the economy of countries such as China, which has experienced substantial global economic growth during the past few years, could negatively affect the shipping industry. The demand for vessels is also greatly affected by, among other factors, the demand for consumer goods, commodities and bagged and finished products, as well as commodity prices, environmental concerns and competition. The supply of shipping capacity is also a function of the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, reactivated or removed from active service. Supply may also be affected by maritime transportation and other types of governmental regulation, including that of international authorities. These and other factors may cause a decrease in the demand for the services we may ultimately provide or the value of the vessels we may own and operate, thereby limiting our ability to successfully operate any prospective target business with which we may ultimately complete a business combination.

The shipping industry is subject to seasonal fluctuations in demand and, therefore, may cause volatility in our operating results.

The shipping industry has historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter-to-quarter volatility in our operating results. The tanker and dry bulk carrier markets are typically stronger in the fall and winter months in anticipation of increased consumption of oil, coal and other raw materials in the northern hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, revenues are typically weaker during the fiscal quarters ended June 30 and September 30, and, conversely, typically stronger in fiscal quarters ended December 31 and March 31. Our operating results, therefore, may be subject to seasonal fluctuations.

If we experienced a catastrophic loss and our insurance is not adequate to cover such loss, it could lower our profitability and be detrimental to operations.

The ownership and operation of vessels in international trade is affected by a number of risks, including mechanical failure, personal injury, vessel and cargo loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic marine disaster, including environmental accidents and collisions. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on any vessels and other business assets we may acquire upon completion of a business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies may contain limitations and exclusions, which, although we believe will be standard for the shipping industry, may nevertheless increase our costs and lower our profitability. Additionally, any increase in environmental and other regulations may also result in increased costs for, or the lack of availability of, insurance against the risks of environmental damage, pollution and other claims for damages that may be asserted against us. Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could lower our profitability and be detrimental to our operations.

We may incur significant costs in complying with environmental, safety and other governmental regulations, and our failure to comply with these regulations could result in the imposition of penalties, fines and restrictions on our operations.

The operation of vessels is subject to extensive and changing environmental protection, safety and other federal, state and local laws, rules, regulations and treaties, compliance with which may entail significant expense, including expenses for ship modifications and changes in operating procedures. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could lower our profitability and be detrimental to our operations.

The ownership and operation of vessels in international trade is susceptible to world events, which could be detrimental to our financial condition and operating performance.

Terrorist attacks such as the attacks on the United States on September 11, 2001 and the continuing response of the United States to these attacks, as well the threat of future terrorist attacks in the United States or elsewhere, continue to cause uncertainty in the world financial markets and may affect our business, operating results and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Persian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of theses occurrences could impair our operating results.

If a business combination involves the ownership of vessels, such vessels could be arrested by maritime claimants, which could result in the interruption of business and decrease revenue and lower profitability.

Crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagees, suppliers of goods and services to a vessel, shippers of cargo and other persons may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages, and in many circumstances a maritime lien holder may enforce its lien by ‘‘arresting’’ a vessel through court processes. Additionally, in certain jurisdictions, such as South Africa, under the ‘‘sister ship’’ theory of liability, a claimant may arrest not only the vessel with respect to which the claimant’s lien has arisen, but also any ‘‘associated’’ vessel owned or controlled by the legal or beneficial owner of that vessel. If any vessel ultimately owned and operated by us is ‘‘arrested,’’ this could result in a material loss of revenues, or require us to pay substantial amounts to have the ‘‘arrest’’ lifted.

Governments could requisition vessels of a target company during a period of war or emergency, resulting in a loss of earnings.

A government could requisition a company’s vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although a target company would be entitled to compensation in the event of a requisition of any of its vessels, the amount and timing of payment would be uncertain.

We may become subject to United States Federal income taxation on our United States source shipping income, which would reduce our net income and impair our cash flow.

Due to the nature of the shipping industry, we may complete a business combination with a target business outside of the United States, in which case we would seek to qualify under Section 883 of the United States Internal Revenue Code of 1986, as amended, for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may not be available, or may subsequently be lost, if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons in the United States. We can give no assurance that the ownership of our stock will permit us to qualify for the Section 883 exemption. If we do not qualify for an exemption pursuant to Section 883, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our United States source shipping income, which constitutes not more than 50% of our gross shipping income. In such case, we may seek to elect to be taxed under what is in essence an alternative tonnage tax created by the American Job Creation Act of 2004, which would likely provide for a substantially reduced tax to the extent it applies. In such a case, our net income and cash flow will be reduced by the amount of such tax.

If we acquire a business that charters vessels on the spot market (that is, vessels chartered on a voyage basis or for periods of less than 12 months), it may increase our risk of doing business following the business combination.

We may complete a business combination with a business that involves the chartering of vessels on a spot charter basis. Spot charters are entered into as either voyage charters or short-term time charters of less than 12 months’ duration. Although dependence on spot charters is not unusual in the shipping industry, the spot charter market is highly competitive and spot charter rates are subject to significant fluctuations based upon available charters and the supply of and demand for seaborne shipping capacity. Although our focus on the spot charter market may enable us to benefit from strengthening industry conditions, should they occur, to do so, we may be required to consistently procure spot charter business. We cannot assure you that spot charters will be available at rates that will be sufficient to enable us to operate our business profitably.

In addition, our dependence on the spot charter market may result in lower utilization of our vessels and, consequently, decreased profitability. We cannot assure you that rates in the spot charter market will not decline, that charters in the spot charter market will continue to be available or that our dependence on the spot charter market will not result in generally lower overall utilization or decreased profitability, the occurrence of any of which events could reduce our earnings and cause us to incur losses.

If a target company has or obtains a vessel that is of second-hand or older nature, it could increase our costs and decrease our profitability.

We believe that competition for employment of second-hand vessels may be intense. Additionally, second-hand vessels may carry no warranties from sellers with respect to their condition as compared to warranties from shipyards available for newly-constructed vessels, and may be subject to problems created by the use of their original owners. If we purchase any second-hand vessels, we may incur additional expenditures as a result of these risks, which may reduce our profitability.

While it will be our intention if we acquire a target business in this area to sell or retire our vessels before they are considered older vessels, under shipping standards, in the rare case where we continue to own and operate a vessel for a longer period, we could be faced with the additional expenditures necessary to maintain a vessel in good operating condition as the age of a vessel increases. Moreover, port-state authorities in certain jurisdictions may demand that repairs be made to this type of vessel before allowing it to berth at or depart a particular port, even though that vessel may be in class and in compliance with all relevant international maritime conventions. Should any of these types of problems or changes develop, income may be lost if a vessel goes off-hire and additional unforeseen and unbudgeted expenses may be incurred. If we choose to maintain any vessels past the age that we have planned, we cannot assure you that market conditions will justify expenditures with respect to any of the foregoing or enable us to operate these vessels profitably.

Management services relating to a target company’s vessels may be performed by management companies that are affiliates of our officers and directors, which could result in potential conflicts of interest.

If we complete a business combination which involves the acquisition of vessels, we anticipate engaging the services of one or more management companies to provide technical and management services, relating to the operation of such vessels. Whether or not members of existing management remain our officers or directors post business combination, it is possible that these management services will be performed by management companies that are controlled by one or more of our initial shareholders, officers or directors (for example, by acting as our fleet’s technical managers and performing all commercial management functions). The management companies may receive fees and commissions on gross revenue received by us in respect of each vessel managed, a commission on the gross sale or purchase price of vessels which we purchase or sell, and a commission on all insurance placed. If members of our existing management remain as members of management following a business combination, the relationships between our officers and directors and the applicable management companies may give rise to conflicts of interest between us on the one hand and the management companies on the other. In addition, some of our officers and directors also may hold senior management positions with one or more of these management companies. In light of their positions, these individuals may experience conflicts of interest in selecting between our interests and those of the applicable management companies.

Because certain financial information will be required to be provided to our shareholders in connection with a proposed business combination, prospective target businesses may be limited.

In order to seek shareholder approval of a business combination with an operating business in the shipping industry, the proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the United States Public Company Accounting Oversight Board. Some of the businesses in the shipping industry may not keep financial statements in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles. To the extent that the required financial statements or information cannot be prepared or obtained, we will not be able to complete a business combination with such entities. Accordingly, these financial information requirements may limit the pool of potential target businesses or vessels which we may acquire.

Risks associated with our securities

If our initial shareholders exercise their registration rights, it may lower the market price of our common stock, and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to demand that we register the resale of the 4,687,500 shares of common stock they acquired prior to our initial public offering and the private placement at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will occur upon the expiration of one year after a business combination is completed. Furthermore, they are entitled to demand the registration of the securities underlying the 1,125,000 insider units they are purchasing in the private placement, the insider warrants and the underlying 2,000,000 shares of common stock and the founding warrants and the underlying 3,000,000 shares of common stock at any time after the completion of a business combination. If our initial shareholders exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 5,812,500 shares of common stock and 6,125,000 warrants and/or up to 6,125,000 shares of common stock issued on exercise of the warrants eligible for trading in the public market. The presence of these additional securities eligible for trading in the public market may lower the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Excel may exercise the warrants it purchased in the private placement even if holders of the warrants purchased in our initial public offering may not be able to exercise their warrants.

Because the warrants we sold to Excel in the private placement were issued pursuant to an exemption from the registration requirements under the federal securities laws, Excel will be able to exercise its warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. The holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have an effective registration statement and a current prospectus covering the shares issuable upon their exercise. As a result, Excel’s exercise of the warrants issued in the private placement would have a dilutive effect on our public warrants and could cause the price of our common stock to drop below the exercise price of the warrants and cause the trading price of the warrants to decline or render the warrants worthless.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, an effective registration statement and a current prospectus relating to the common stock issuable upon exercise of the warrant is available and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain an effective registration statement and a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company;

•	reduced liquidity with respect to our securities; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

U.S. tax authorities could treat us as a ‘‘passive foreign investment company,’’ which could have adverse U.S. federal income tax consequences to U.S. holders.

If we are determined to be a passive foreign investment company, known as a ‘‘PFIC,’’ U.S. holders (as defined in the section of our prospectus captioned ‘‘Taxation — United States Federal

Income Tax Considerations — Tax Consequences If We Are a Passive Foreign Investment Company’’) could be subject to adverse United States federal income tax consequences. Specifically, if we are determined to be a PFIC for any taxable year, each U.S. holder may be subject to increased tax liabilities under U.S. tax laws and regulations and may be subject to additional reporting requirements. The determination of whether we are a PFIC will be made on an annual basis and will depend on the composition of our income and assets, including goodwill. The calculation of goodwill will be based, in part, on the market value of our ordinary shares from time to time, which may be volatile. In general, we will be classified as a PFIC for any taxable year in which either (1) at least 75% of our gross income is passive income or (2) at least 50% of the value (determined on the basis of a quarterly average) of our assets is attributable to assets that produce or are held for the production of passive income. For purposes of these tests, cash, including working capital, and investments are considered assets that produce or are held for the production of passive income. If a corporation would otherwise be a PFIC in its start-up year (defined as the first taxable year such corporation earns gross income), it is not treated as a PFIC in that taxable year, provided that: (i) no predecessor corporation was a PFIC; (ii) it is established to the Internal Revenue Service’s satisfaction that the corporation will not be a PFIC in either of the two succeeding taxable years; and (iii) the corporation is not, in fact, a PFIC for either succeeding taxable year. We currently expect to conduct our affairs in a manner so that we will not qualify as a PFIC, but we cannot assure you that we will not be treated as a PFIC for U.S. federal income tax purposes. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. holders, see the section of our prospectus captioned ‘‘Taxation — United States Federal Income Tax Considerations — Tax Consequences If We Are a Passive Foreign Investment Company.’’

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the U.S. Investment Company Act of 1940, or the Investment Company Act, our activities may be restricted, including:

•	restrictions of the nature of our investments;

•	restrictions on the issuance of securities; and

•	which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	resignation as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested by the trust agent in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in the trust account to our public shareholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of the Investment Company Act, in the event that the shareholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with the Investment Company Act. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

Because all of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals or such assets.

All of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities of, or criminal penalties against, our directors and officers under the U.S. federal securities laws.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law, causing our public shareholders to have more difficulty in protecting their interests.

Our corporate affairs are governed by our amended and restated articles of incorporation and by-laws and by the Marshall Islands Business Corporations Act, or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, especially if the acquired company is in a developing country or a country that is not fully market-oriented. If we were to acquire a business that operates in such a country, our operations might not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development.

If the private placement was not conducted in compliance with applicable law, Excel may have the right to rescind its insider unit and insider warrant purchases. Its rescission rights, if any, may require us to refund an aggregate $11,000,000 to Excel, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our prospectus, the amount available to our public shareholders upon our liquidation.

Although we believe that we have conducted the private placement in accordance with applicable law, there is a risk that the insider units, including the shares and warrants underlying the insider units, and insider warrants should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although Excel has waived its rights, if any, to rescind its insider unit and insider warrant purchases as a remedy for our failure to register these securities, its waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If Excel brings a claim against us and successfully assert rescission rights, we may be required to refund an aggregate $11,000,000, with interest thereon, to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by this offering, the amount available to our public shareholders upon our liquidation.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We do not own any real estate or other physical property. Our headquarters are located at 17th Km National Road Athens-Lamia & Finikos Street, 145 64 Nea Kifisia, Athens, Greece. The cost of this space is included in the monthly fee of $7,500 that Excel Maritime Carriers Ltd. will charge us for general and administrative service pursuant to a letter agreement between us and Excel. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.    LEGAL PROCEEDINGS

We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any party or governmental authority against us or any of our officers and directors.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since March 6, 2007, our units, and after their split on April 4, 2007, our shares of common stock and warrants, have all traded on the American Stock Exchange under the symbols ‘‘OKN.U,’’ ‘‘OKN,’’ and ‘‘OKN.WS,’’ respectively. Prior to March 6, 2007, there was no established public trading market for our common stock.

The closing high and low sales prices of our units, common stock, and warrants for the quarters indicated are as follows:

	Common Stock				Warrants				Units
	High		Low		High		Low		High	Low
2007:
First Quarter	$	N/A	$	N/A	$	N/A	$	N/A	$7.85	$7.81
Second Quarter		$7.60		$7.60		$1.43		$0.61	$8.83	$8.83
Third Quarter		$8.05		$8.00		$1.59		$1.02	$9.35	$9.19
Fourth Quarter		$7.90		$7.85		$1.64		$1.56	$9.31	$9.26

Holders

As of March 13, 2008, there were two holders of record of our units, seven holders of record of our common stock and two holders of record of our warrants. The units (and the shares of common stock included in the units) issued in our initial public offering were available initially only in book-entry form and are currently represented by one or more global certificates, which were deposited with, or on behalf of, DTC and registered in its name or in the name of its nominee. Accordingly, all of the public shares are held in ‘‘street name.’’

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Since our inception in May 2006, we sold the following shares of common stock without registration under the Securities Act:

Shareholder	Number of Shares
Excel Maritime Carriers Ltd.	3,515,625
Gabriel Panayotides	351,562
Christopher Georgakis	234,375
Eleftherios (Lefteris) A. Papatrifon	234,375
George Agadakis	234,375
Ismini Panayotides	117,188
Total	4,687,500

Such shares were issued on May 3, 2006, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000, or $0.005333 per share.

In addition, on February 28, 2007, we issued 1,125,000 insider units, at $8.00 per unit, each insider unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at a per-share exercise price of $6.00, and 2,000,000 insider warrants, at $1.00 per warrant, to purchase an aggregate of 2,000,000 shares of our common stock at a per-share exercise price of $6.00. All such units and warrants are identical to the units and the warrants included in the units offered in our initial public offering, except that, (i) the insider warrants may be exercised on a cashless basis, while the warrants included in the units sold in our initial public offering cannot be exercised on a cashless basis, (ii) none of the units or the warrants purchased by Excel are transferable or salable, except to another entity controlled by Excel which will be subject to the same transfer restrictions until after we complete a business combination, (iii) the common stock included in 500,000 of the 1,125,000 units purchased by Excel do not have any right to liquidation distributions while the remaining 625,000 of such units do have the same liquidation rights as our public shareholders in the event we fail to consummate a business combination and (iv) the common stock included in all 1,125,000 of the units purchased by Excel may not exercise conversion rights and must be voted in favor of any proposed business combination. Such securities were issued pursuant to the terms of an Insider Unit and Insider Warrant Purchase Agreement dated February 28, 2007 and the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to Excel, an accredited investor. The securities issued were sold for an aggregate offering price of $11,000,000, which proceeds have been deposited in the trust account.

Use of Proceeds from our Initial Public Offering

On March 6, 2007, we consummated our initial public offering of 18,750,000 units. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The 18,750,000 units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as soled bookrunning manager of our initial public offering and acted as the representative of the underwriters of our initial public offering. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form F-1 (No. 333-140646). The Securities and Exchange Commission declared the registration statement effective on March 1, 2007.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $11,200,000, including $10,500,000 evidencing the underwriting discounts, were approximately $149,800,000. Of this amount, $149,100,000 was placed in trust count and the remaining $700,000 was held outside of the trust account. The remaining proceeds are available to be used by us to provide for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluation prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is issued in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned approximately $6,574,254 in interest income, less approximately $1,934,252 withheld for income tax obligations, through December 31, 2007. Through December 31, 2007, we used $0 of the interest earned and net proceeds that were not deposited into the trust account to pay general and administrative expenses.

Item 6.    SELECTED FINANCIAL DATA

The following is a summary of selected financial data for the period from May 3, 2006 (date of inception) to December 31, 2006, and for the fiscal year ended December 31, 2007, which should be read in conjunction with our financial statements and the notes thereto:

Statement of Operations data

	Period from May 3, 2006 (date of inception) to December 31, 2006	Period from January 1, 2007 to December 31, 2007
Operating loss	$7,536	$993,908
Interest income (expense), net	(3,349)	6,588,573
Income taxes	—	982,073
Net income (loss)	(10,885)	4,612,592
Weighted average number of shares outstanding (diluted)	4,687,500	26,012,260
Net income per share (diluted)	$0.00	$0.18

Balance Sheet data

	December 31, 2006	December 31, 2007
Cash and cash equivalents	$134	$31,364
Investments held in trust – restricted	—	158,240,002
Total assets	198,615	159,243,890
Total liabilities	184,500	4,776,301
Common stock subject to possible conversion	—	45,657,642
Total stockholders’ equity	14,115	108,809,947
Total liabilities and stockholders’ equity	$198,615	$159,243,890

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘continue,’’ or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this Report.

Overview

We were formed in the Republic of the Marshall Islands on May 3, 2006 to acquire vessels or one or more operating businesses in the shipping industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such business combination, subject to a majority of our public shareholders voting in favor of the business combination and less than 30% of the public shareholders voting against the business combination and electing to exercise their conversion rights. We intend to utilize cash derived from the proceeds of our initial public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations and Liquidity and Capital Resources

For the twelve months ended December 31, 2007, we had net income of approximately $4,612,000 derived from interest income less operating expenses and tax.

For the period from May 3, 2006 (date of inception) to December 31, 2007, we had net income of approximately $4,601,000, derived from interest income less operating expenses and tax.

For the period from May 3, 2006 (date of inception) to December 31, 2006, we had net loss of approximately $10,900, derived from operating expenses.

On March 6, 2007, we consummated our initial public offering of 18,750,000 units at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 1, 2008 or (b) the completion of our initial business combination with a target business and will expire on March 1, 2012. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days’ prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we are unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

On March 5, 2007, one of our initial shareholders, Excel Maritime Carriers Ltd., purchased, in a private placement that occurred immediately prior to our initial public offering, (a) 1,125,000 units, at a price of $8.00 per unit, and (b) 2,000,000 warrants, at a price of $1.00 per warrant, to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share (for an aggregate purchase price of approximately $11,000,000). The units and warrants purchased in the private placement have terms identical to the units and the warrants included in the units, except that Excel has agreed that (1) the units and warrants purchased in the private placement will not be sold or transferred, subject to certain limited exceptions, until completion of a business combination; (2) the warrants may be exercised on a cashless basis; and (3) 500,000 of the shares of common stock included in the units will not be entitled to a pro rata share of the trust account in the event of its liquidation.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $700,000, and underwriting discounts of approximately $6,000,000, were approximately $154,300,000. Of this amount, $153,600,000 was deposited in the trust account and the remaining $700,000 is being held outside of the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to us the proceeds from the sale of the units to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more vessels or operating businesses in the shipping industry. We believe we will have sufficient available funds outside of the trust account to operate for the next twelve months, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on March 6, 2007 and ending upon the earlier of a business combination or liquidation of the trust, we have agreed to pay Excel Maritime Carriers Ltd. a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. In addition, Excel has loaned us an aggregate of $300,000 for the payment of offering expenses. This loan, including principal and simple interest accruing thereon at 4% per annum, was fully repaid following our initial public offering from the proceeds of our initial public offering.

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have held discussions with target companies, service professionals and other intermediaries with regards to our Company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of our initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of our initial public offering are returned to investors.

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

On February 19, 2008, the Company and companies associated with members of the Restis family entered into an agreement to terminate on a mutual basis the above mentioned agreements. Under the terms of the Termination and Release Agreement (the ‘‘Termination and Release Agreement’’), the parties agreed to release any and all claims they may have against the other, as more fully set forth in such agreement. The Company remains committed to deliver shareholder value and will resume seeking suitable acquisition opportunities.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of our initial public offering, including amounts in the trust account, have been invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b) Internal Controls over Financial Reporting.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers, each of whose business address is c/o Oceanaut, Inc., 17th Km National Road Athens-Lamia & Finikos Street, 145-64 Nea Kifisia, Athens, Greece, except as noted below, are as follows:

Name	Age	Position
Gabriel Panayotides	54	Chairman, Chief Executive Officer, President and Director
Eleftherios (Lefteris) A. Papatrifon	37	Chief Financial Officer and Treasurer
George Agadakis	54	Chief Operating Officer and Secretary
Ismini Panayotides	25	Vice President – Project Development
Christopher J. Georgakis	43	Director
Jesper Jarlbaek	52	Director
Kevin G. Oates	44	Director
Yannis Tsamourgelis	45	Director

Gabriel Panayotides has served as our Chairman of the Board since our inception and as our President and Chief Executive Officer since February 20, 2008. Mr. Panayotides has been the Chairman of the Board and a director of Excel Maritime Carriers Ltd. since 1998 and, since February 15, 2008, the acting Chief Executive Officer of Excel. Mr. Panayotides has participated in the ownership and management of ocean going vessels since 1978. He is also a member of the Greek Committee of Bureau Veritas, an international classification society. Mr. Panayotides is also a member of the Board of Directors of D/S Torm, a shipping company based in Denmark. He holds a Bachelors degree from the Piraeus University of Economics.

Eleftherios (Lefteris) A. Papatrifon has served as our Chief Financial Officer and Treasurer since our inception. Mr. Papatrifon has been the Chief Financial Officer of Excel Maritime Carriers Ltd. since January 1, 2005. Mr. Papatrifon has 15 years of experience in Corporate Finance and Asset Management. From February 2002 to December 2004, Mr. Papatrifon was the head of the investment banking division at Geniki Bank of Greece, a subsidiary of Société Générale. From July 2000 to February 2002, Mr. Papatrifon was the Head of Asset Management at National Securities, S.A., in Greece. From June 1995 to September 1998, Mr. Papatrifon held various asset management positions at The Prudential Insurance Company of America. Mr. Papatrifon holds undergraduate (BBA) and graduate (MBA) degrees from Baruch College (CUNY). He is also a member of the CFA Institute and a CFA charterholder.

George Agadakis has served as our Chief Operating Officer and Secretary since our inception. Mr. Agadakis has been the Chief Operating Officer, Vice President and a Director of Excel Maritime Carriers Ltd. since January 2001. He is also the Shipping Director of Maryville Maritime Inc., a wholly-owned subsidiary of Excel that provides technical and commercial ship management services to Excel, and was General Manager of Maryville from January 1992 to January 2001. From 1983 to 1992 he served as Insurance and Claims Manager for Maryville. He has held positions as Insurance and Claims Manager and as a consultant with three other shipping companies since 1976. He holds diplomas in shipping and Marine Insurance from the Business Centre of Athens (1973), the London School of Foreign Trade Ltd. (1975) and the London Chamber of Commerce (1975).

Ismini Panayotides has served as our Vice President – Project Development since our inception. Ms. Panayotides has been Vice President of Business Development at Excel Maritime Carrier Ltd. Since March 2006. She completed her studies in 2005, and has been working intermittently with her undergraduate and graduate studies in the chartering and operations departments of Excel Maritime Carriers Ltd. as well as in the management of Maryville Maritime Inc., a wholly-owned subsidiary of Excel, since 1999. Ms. Panayotides holds an undergraduate (BA) degree from the School of Management, Boston University (2004), and a Master of Science (MS) in Shipping Trade and Finance from City University, Cass Business School, in London (2005).

Christopher J. Georgakis has served as a member of our board of directors since our inception. From our inception until February 20, 2008, Mr. Georgakis served as our President and Chief Executive Officer. From November 1, 2004 until February 15, 2008, Mr. Georgakis was the President and Chief Executive Officer and, until February 28, 2008, a director, of Excel Maritime Carriers Ltd. Mr. Georgakis has two decades of shipping experience, with a concentration in dry bulk shipping, and joined Excel in November 2004 following six years with privately owned, London-based Sea Challenger Maritime Ltd., a subsidiary of Belmont Shipping Ltd, where he was Managing Partner, since 1998. Mr. Georgakis holds an undergraduate degree (BSc) in Business Administration, magna cum laude, from United States International University.

Jesper Jarlbaek has been a member of our board of directors since our inception. Since February 2006, Mr. Jarlbaek has been engaged in investing in and participating at the board level in several start-up companies. From February 2002 to February 2006, Mr. Jarlbaek was Managing Partner-Advisory and a member of the four-executive team managing Deloitte & Touche’s office in Denmark, where it is the largest professional services firm. As Managing Partner-Advisory, Mr. Jarlbaek was responsible for all advisory activities of the firm, namely, Corporate Finance, Management Consultancy, Tax Advisory and Business Process Outsourcing. Prior to 2002, Mr. Jarlbaek served with Arthur Andersen for 28 years, culminating his career there as Country Managing Partner-Denmark. While at Arthur Andersen, Mr. Jarlbaek was also appointed Nordic Managing Partner for the Audit and Business Advisory practice. Mr. Jarlbaek qualified as State Authorized Public Accountant in 1981 and holds an undergraduate degree (BS) from Copenhagen Business School (1978). Mr. Jarlbaek’s business address is Hambros Alle 30, 2900 Hellerup, Denmark.

Kevin G. Oates has been a member of our board of directors since our inception. Since 1999, Mr. Oates has been director of his own company, Teviot Consultancy Inc., which provides financial advisory and consulting services to shipowners involving capital raising, debt financing and business growth transactions. Mr. Oates is also the Greek director of Marine Money International, which involves arranging ship finance conference in Athens, Istanbul and Dubai. Between 1990 and 1999, Mr. Oates worked in the shipping departments of Banque Franco-Hellenique, ANZ Grindlays, Royal Bank of Scotland and Den Norske Bank. Mr. Oates holds a graduate degree (MA) from St. Andrews University in Scotland and a Masters in Business Administration (MBA) from Edinburgh University in Scotland (1990). Mr. Oates’s business address is c/o Teviot Consultancy Inc., 20 Bouboulinas Street, 4th Floor, Piraeus 185 35, Greece.

Yannis Tsamourgelis has been a member of our board of directors since June 13, 2006. Mr. Tsamourgelis is currently a professor in the Shipping Trade and Transport Department of the University of Aegean, Greece and was, from March 2004 until June 2006, a Manager of the National Bank of Greece. From February 2002 until March 2004, he was the General Manager of General Bank, where he was President of the subsidiaries of General Bank that dealt with leasing, credit cards, securities and AIS (advanced information systems). From September 1999 to February 2002, he was the Managing Director of National Securities, a subsidiary of the National Bank of Greece. Prior to that, he held various positions within the National Bank of Greece. Mr. Tsamourgelis holds an undergraduate degree from the Athens University (1986), a graduate degree from Birkbeck College of the London University (1987) and a doctorate degree in economics from Oxford University (1990). Mr. Tsamourgelis’s business address is 3 Tyanon Street, N. Philadelphia, Athens, Greece.

Our Chairman, President and Chief Executive Officer, Gabriel Panayotides, is the father of Ismini Panayotides, our Vice President-Project Development.

Number and Terms of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Yannis Tsamourgelis, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Kevin G. Oates and Jesper Jarlbaek, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Gabriel Panayotides and Christopher J. Georgakis, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective business combinations, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to potential target businesses acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination although we cannot assure you that they will, in fact, be able to do so.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of ‘‘independent directors,’’ which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Tsamourgelis, Jarlbaek and Oates are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Committees of the Board

We do not currently have a Compensation Committee. Compensation of our chief executive officer, if any, will be determined, or recommended to the board for determination, by a majority of the independent directors on our board of directors. The chief executive officer will not be present during voting or deliberations. Compensation for all other officers, if any, will be determined, or recommended to the board for determination, by a majority of the independent directors on our board of directors. None of our officers currently receive compensation. We will not pay any compensation to any of our officers or directors until following the consummation of a business combination.

Our board of directors has established a Nominating Committee and an Audit Committee to devote attention to specific subjects and to assist the board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

Nominating Committee

The Nominating Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance. The Nominating and Governance Committee had no meetings during 2007. All members of the Nominating Committee qualify as independent and consists of Mr. Oates, as chairman, and Messrs. Jarlbaek and Tsamourgelis. The Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. If a shareholder wishes to nominate a candidate to be considered for election as a director at the 2009 Annual Meeting of Shareholders using the procedures set forth in the Company’s By-laws, it must follow the procedures described in Article 3.3 entitled ‘‘Nominations.’’ If a shareholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Nominating and Governance Committee by mail at our address. A copy of the Nominating Committee’s written charter is available upon written request.

Audit committee

Our audit committee consists of Messrs. Jarlbaek (Chairman) and Oates and Tsamourgelis. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Mr. Jarlbaek qualifies as an ‘‘audit committee financial expert,’’ as such term is defined by Securities and Exchange Commission rules.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

In addition, the audit committee will review and approve all expense reimbursements made to our officers or directors. Any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Code of conduct and ethics

We have adopted a code of conduct and ethics applicable to our directors and officers in accordance with applicable federal securities laws and the rules of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1931, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities to us. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% shareholders have complied with the applicable Section 16(a) reporting requirements.

Item 11.    EXECUTIVE COMPENSATION

None of our executive officers have received any compensation for services rendered. Commencing on March 6, 2007 and continuing through the consummation of our initial business combination, we will pay monthly fees of $7,500 for general and administrative services, including office space, utilities and secretarial support, to Excel Maritime Carriers Ltd., an affiliate of Messrs. Panayotides, Papatrifon and Agadakis. This arrangement is solely for our benefit and is not intended to provide compensation in lieu of a salary. Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees.

Other than the $7,500 per-month fee, none of our officers and directors will receive any compensation until we consummate a business combination, other than reimbursement for out-of-pocket expenses incurred by them on our behalf, except that our independent directors each will be entitled to receive $75,000 in cash per year, accruing pro rata from the start of their service on our board of directors and payable only upon the successful completion of a business combination. However, all of these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders.

During the fiscal year ended December 31, 2007, none of our directors received any cash compensation for their service as members of the board of directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 13, 2008, regarding the beneficial ownership of shares of common stock , by each person known by us to own beneficially 5% or more of our outstanding common stock, each of our directors and officers, and all of our officers and directors as a group. Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 24,562,500 shares of Common Stock outstanding as of March 13, 2008.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Excel Maritime Carriers Ltd.(2)(3)	4,640,625	(9)	18.9%
QVT Financial LP(4)	3,470,585	(10)	14.1%
QVT Financial GP LLC(4)	3,470,585	(10)	14.1%
Andrew Weiss(5)	3,197,900	(11)	13.0%
Weiss Asset Management, LLC(5)	2,270,538	(11)	9.2%
Fir Tree, Inc.(6)	1,960,000	(12)	8.0%
Sapling LLC(6)	1,880,438	(12)	7.7%
Satellite Asset Management, L.P.(7)	1,516,700	(13)	6.2%
Satellite Fund Management LLC(7)	1,516,700	(13)	6.2%
QVT Associates GP LLC(4)	1,665,759	(10)	6.8%
QVT Overseas Ltd.(8)	1,486,744	(10)	6.1%
Gabriel Panayotides(2)	351,562	(14)	1.4%
Christopher Georgakis(2)	234,375	(15)	1.0%
Eleftherios (Lefteris) A. Papatrifon(2)	234,375	(16)	1.0%
George Agadakis(2)	234,375	(17)	1.0%
Ismini Panayotides(2)	117,188	(18)	*
Jesper Jarlbaek(2)	0		*
Kevin G. Oates(2)	0		*
Yannis Tsamourgelis(2)	0		*
All directors and executive officers as a group (8 individuals)(2)	1,171,875	(19)	4.8%

*	less than one (1%) percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Excel Maritime Carriers Ltd., 17th Km National Road Athens-Lamia & Finikos Street, 145 64 Nea Kifisia, Athens, Greece.
(2)	Pursuant to the rules established under the Securities Exchange Act of 1934, as amended, the foregoing parties may be deemed to be a ‘‘group,’’ as defined in Section 13(d) of such Act, by virtue of their affiliation with Excel Maritime Carriers Ltd.
(3)	Argon S.A. is the record owner of 5,032,520 Class A common shares of Excel pursuant to a trust, whose beneficiary is Starling Trading Co. Ms. Ismini Panayotides, the daughter of our Chairman and our current Vice President of Project Development, is the sole shareholder of Starling Trading Co. Ms. Panayotides has no power of voting or disposition of these shares and, with Mr. Panayotides, disclaims beneficial ownership of these shares. Kostas Katavatis has sole voting and dispositive control over the shares of Starling Trading Co. In addition, Ms. Mary Panayotides, the spouse of our Chairman, has sole voting and dispositive control over the shares of Boston Industries S.A., the record owner of approximately 39.5% of Excel’s outstanding shares of common stock (including both Class A and Class B). Mr. Panayotides disclaims beneficial ownership of these shares.

(4)	1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(5)	29 Commonwealth Ave., Boston, Massachusetts 02116.
(6)	623 Fifth Avenue, 19th Floor, New York, New York 10022.
(7)	505 Fifth Avenue, 23rd Floor, New York, New York, 10017.
(8)	c/o Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands.
(9)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 8,890,625 and the percentage of outstanding common stock would be 36.2%.
(10)	Based on a Schedule 13G/A filed on February 1, 2008 with the SEC jointly by the following parties and indicating shared voting and investment power: QVT Financial LP (‘‘QVT Financial’’), QVT Financial GP LLC (‘‘QVT Financial LLC’’), QVT Overseas Ltd. (‘‘QVT Overseas’’), QVT Associates GP LLC (‘‘QVT Associates’’) and QVT Fund LP (‘‘QVT Fund’’). QVT Associates is the general partner of QVT Fund and several other funds (collectively, the ‘‘Funds’’). QVT Financial LLC is the general partner of QVT Financial. QVT Financial acts as the investment manager for QVT Fund, the Funds and QVT Overseas. QVT Financial is also the investment manager for other entities, including a separate discretionary account managed for Deutsche Bank AG (the ‘‘Separate Account’’). QVT Financial has the power to direct the vote and disposition of the shares of our common stock held by QVT Fund, each of the Funds, QVT Overseas and the Separate Account. QVT Overseas beneficially owns 1,486,744 shares of Common Stock, the Funds together beneficially own an aggregate amount of 1,665,759 shares of our common stock and the Separate Account holds 318,082 shares of our common stock. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 3,470,585 shares of our common stock as of the date hereof, consisting of the shares owned by QVT Overseas and each of the Funds and the shares held in the Separate Account. QVT Financial LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates, as General Partner of each of the Funds, may be deemed to be the beneficial owner of an aggregate amount of 1,665,759 shares of Common Stock, consisting of the shares owned by the Funds. Daniel. Gold, Lars Bader, Nicholas Brumm and Tracy Fu, are managing members of QVT Financial LLC and QVT Associates, and may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial, QVT Financial LLC and QVT Associates. Messrs. Gold, Woods and Pilgrim are directors of QVT Overseas and may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Overseas. In addition, QVT Overseas., QVT Associates, QVT Global II L.P., Quintessence Overseas L.P., Quintessence Associates LP, Quintessence Global II L.P. own, and the Separate Account holds, an aggregate amount of 2,719,803 common stock purchase warrants. Each such warrant entitles the holder to purchase one share of our common stock at a price of $6.00 and become exercisable on the later of the our completion of a business combination or March 1, 2008.
(11)	Based on a Schedule 13G/A filed on February 12, 2008 with the SEC jointly by the following parties and indicating shared voting and investment power: Weiss Asset Management, LLC (‘‘Weiss Management’’), Weiss Capital LLC and Andrew Weiss. Shares reported herein for Weiss Management include shares beneficially owned by a private investment partnership of which Weiss Management is the sole general partner. Shares reported herein for Mr. Weiss represent (i) shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the Managing Member of Weiss Management and (ii) shares beneficially owned a private investment corporation of which Mr. Weiss is the Managing Member of the Investment Manager of that private investment corporation. Accordingly, Mr. Weiss may be deemed to be the beneficial owner of the shares of our common stock beneficially owned by Weiss Management.
(12)	Based on a Schedule 13G/A filed on February 14, 2008 with the SEC jointly by the following parties and indicating shared voting and investment power: Sapling, LLC (‘‘Sapling’’), Fir Tree Capital Opportunity Master Fund, L.P. (‘‘Fir Tree Capital’’) and Fir Tree, Inc. (‘‘Fir Tree’’). Sapling may direct the vote and disposition of 1,880,438 shares of our common stock, while Fir Tree Capital may direct the vote and disposition of 79,562 shares of our common stock. Fir Tree, as the investment manager of each of Sapling and Fir Tree Capital, has been granted investment discretion over the shares of common stock held by Sapling and Fir Tree Capital. Accordingly, Fir Tree may be deemed to be the beneficial owner of an aggregate amount of 1,960,000 shares of our common stock as of the date hereof, consisting of the shares owned by Sapling and Fir Tree Capital. Jeffrey D. Tannenbaum and Andrew Fredman have voting control for Fir Tree, Sapling and Fir Tree Capital.
(13)	Based on a Schedule 13G/A filed on February 13, 2008 with the SEC jointly by the following parties and indicating shared voting and investment power: (i) Satellite Fund II, L.P., Satellite Fund IV, L.P. (together, the ‘‘Delaware Funds’’) over which Satellite Advisors, L.L.C. (‘‘Satellite Advisors’’) has discretionary trading authority, as general partner, and (ii) Satellite Overseas Fund, Ltd., The Apogee Fund Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas Fund VI, Ltd., Satellite Overseas Fund VII, Ltd., Satellite Overseas Fund VIII, Ltd. and Satellite Overseas Fund IX, Ltd. (collectively, the ‘‘Offshore Funds’’ and together with the Delaware Funds, the ‘‘Satellite Funds’’) over which Satellite Asset Management, L.P. (‘‘Satellite Asset Management’’) has discretionary investment trading authority. The general partner of Satellite Asset Management is Satellite Fund Management LLC. (‘‘Satellite Fund Management’’). Accordingly, Satellite Asset Management may be deemed to be the beneficial owner of the shares of our common stock beneficially owned by Satellite Fund Management and Satellite Fund Management maybe deemed to be the beneficial owner of the shares of our common stock beneficially owned by Satellite Asset Management. Satellite Fund Management and Satellite Advisors each share the same Executive Committee, composed of Lief Rosenblatt, Gabriel Nechamkin and Mark Sonnino, that make investment decisions on behalf of the Satellite Funds and investment decisions made by such Executive Committee, when necessary, are made through approval of a majority of the Executive Committee members.
(14)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 576,562 and the percentage of outstanding common stock would be 2.3%.
(15)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 384,375 and the percentage of outstanding common stock would be 1.6%.

(16)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 384,375 and the percentage of outstanding common stock would be 1.6%.
(17)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 384,375 and the percentage of outstanding common stock would be 1.6%.
(18)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 192,188 and the percentage of outstanding common stock would be less than one (1%) percent.
(19)	This amount excludes shares of common stock underlying warrants that are not currently exercisable and will not be exercisable prior to the consummation of a business combination. If such warrants were currently exercisable, the amount would be 1,921,875 and the percentage of outstanding common stock would be 7.8%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 3, 2006, we issued an aggregate of 4,687,500 shares of our common stock for an aggregate offering price of $25,000, or $0.005333 per share and 2,000,000 founding warrants for aggregate gross proceeds of $2,800,000 to the entity and the persons set forth below:

Shareholder	Number of Shares	Number of Warrants
Excel Maritime Carriers Ltd.	3,515,625	250,000
Gabriel Panayotides	351,562	225,000
Christopher Georgakis	234,375	150,000
Eleftherios (Lefteris) A. Papatrifon	234,375	150,000
George Agadakis	234,375	150,000
Ismini Panayotides	117,188	150,000
Total	4,687,500	2,000,000

In addition, on February 28, 2007, we issued 1,125,000 insider units, at $8.00 per unit, each insider unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at a per-share exercise price of $6.00, and 2,000,000 insider warrants, at $1.00 per warrant, to purchase an aggregate of 2,000,000 shares of our common stock at a per-share exercise price of $6.00. Such securities were issued pursuant to the terms of an Insider Unit and Insider Warrant Purchase Agreement dated February 28, 2007 and the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to Excel, an accredited investor. The securities issued were sold for an aggregate offering price of $11,000,000, which proceeds have been deposited in the trust account.

We have agreed not to enter into our initial business combination with either Excel or any of its affiliates. In addition, Excel has advised us that it is not part of its business strategy or its current intention to acquire us. However, Excel could propose to do so in the future, at any time after we consummate a business combination. If Excel does propose to acquire us, the independent members of our board of directors not affiliated with Excel would be asked to consider and respond to such proposal, negotiate with Excel on our behalf and take such other steps in connection with any such proposal as they deem advisable, including retaining independent advisors. Under Marshall Islands law, we would also be required to obtain the approval of the holders of at least two-thirds of our issued and outstanding common stock.

Starting on March 1, 2007, and extending until the earlier of the closing of our initial business combination or our liquidation, we have agreed with Excel to share business opportunities in the shipping industry as follows:

•	We will have the first opportunity to consider any business opportunities outside of the dry bulk sector.

•	Excel will have the first opportunity to consider any business opportunities within the dry bulk sector.

Decisions by us to release Excel to pursue any specific business opportunity outside of the dry bulk sector will be made by a majority of our independent (i.e., disinterested) directors.

We are permitted to, and will, consider suitable opportunities both within and outside the dry bulk sector of the shipping industry. Although we have entered into the business opportunity right of first refusal agreement, we have done so primarily to (i) provide greater certainty to the process by which we manage any potential conflicts of interest and (ii) provide each of our and Excel’s management with guidelines to permit each of them to fully and properly discharge their respective duties to each of us and Excel, where implicated. Excel has advised us that, if we identify and seek to pursue a potential business combination in the dry bulk sector of the shipping industry in the near term, Excel would most likely waive its right with respect to such specific transaction in light of the fact that part of Excel’s original reason for investing in us is to avoid the need to finance such transactions directly by incurring debt or issuing new equity securities itself. However, facts and circumstances may change, and Excel is not precluded from pursuing acquisition opportunities in the dry bulk sector, nor is it obligated to provide us with a waiver. Accordingly, there can be no assurance that Excel, despite its advice as to its current intention, will provide a waiver if we seek one. We note, however, that Excel has significant capital at risk if we do not consummate a business combination.

The parties have agreed to waive any claims and cross-indemnify each other for any claims related thereto.

In the event we consummate our initial business combination in the dry cargo sector of the shipping industry, we may (subject to the limitations described in the following paragraph) use Excel’s commercial and/or technical ship management services or engage in other activities with Excel, as we would with others in the shipping community, including chartering each other’s vessels. This, however, will not be a dispositive factor in determining the target business with which we may consummate a business combination, given Excel’s desire to use us as a vehicle to expand and diversify its participation in the shipping industry without dilutive effect to its stockholders or by incurring debt and the fact that, given the limitations described below, Excel will not be able to determine prior to the business combination whether it will provide us with commercial and/or ship management services or on what terms.

Further, all ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including Excel, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties, and such transactions will require prior approval, in each instance, by a unanimous vote of our disinterested ‘‘independent’’ directors or the members of our board who do not have an interest in the transaction. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties. We will not enter into a transaction with an affiliated party unless the terms of such transaction are no less favorable to us than would exist between us and an unaffiliated third party in an arm’s length transaction. In particular, we will not retain Excel to provide us with commercial and/or ship management services unless we first obtain at least two bona fide bids from unaffiliated entities to provide such services and Excel provides such services on terms at least as favorable to us as those offered by the unaffiliated entities. Although we do not expect this to be a significant factor in determining which target business is selected, primarily because revenues from the provision of technical and commercial ship management services in the shipping industry is typically a very small portion of total revenues, you should be aware that the ability to provide commercial and/or technical ship management services could generally benefit Excel economically by increasing the revenues it derives generally from the provision of such services.

The American Stock Exchange listing standards require that a majority of our board of directors be independent. Our board of directors has determined that YannisTsamourgelis, Jesper Jarlbaek, and Kevin G. Oates are ‘‘independent directors’’ as defined in the American Stock Exchange listing standards and applicable SEC rules.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Description of Professional Services

Rothstein, Kass & Company, P.C., or Rothstein Kass, acted as our independent registered public accounting firm in connection with our annual financial statements for the fiscal years ended December 31, 2007 and 2006.

Audit Fees

The aggregate fees for professional services rendered by Rothstein Kass in connection with our December 31, 2006 year end audit were $0. In addition, we expect to be billed approximately $30,000 by Rothstein Kass in connection with our December 31, 2007 year end audit.

Audit-Related Fees

The aggregate fees for assurance and related services reasonably related to the performance of the audit or review of financial statements rendered by Rothstein Kass for the year ended December 31, 2006 were $20,500 and for the year ended December 31, 2007 were $53,500.

Tax Fees

The aggregate fees for tax compliance, tax advice and tax planning services rendered by Rothstein Kass for each year ended December 31, 2006 and 2007, respectively, were approximately $0 and $2,500.

All Other Fees

There were no fees billed for products and services provided by Rothstein Kass during the years ended December 31, 2007 and 2006 other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.    Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.    Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.    Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.    Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, our Audit Committee pre-approves these services by category of service. The fees are budgeted and our Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, our Audit Committee requires specific pre-approval before engaging the independent auditor.

Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our Audit Committee at its next scheduled meeting.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part as a part of this Form 10-K as follows:

(a)(1), (a)(2)    Financial statements:

See ‘‘Index to Financial Statements and Financial Statement Schedules’’ at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)    Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1†	Amended and Restated Articles of Incorporation
3.2†	Articles of Amendment to Amended and Restated Articles of Incorporation
3.3†	By-laws
3.4††	Amendment No. 1 to the Bylaws of Oceanaut, Inc.
4.1†	Specimen Unit Certificate
4.2†	Specimen Common Stock Certificate
4.3†	Specimen Warrant Certificate
4.4†	Specimen Insider Warrant Certificate
4.5†	Specimen Insider Unit Certificate
4.6†	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company
4.7†	Amended and Restated Founding Warrant dated February 28, 2007, issued to Excel Maritime Carriers Ltd.
4.8†	Amended and Restated Founding Warrant dated February 28, 2007, issued to Gabriel Panayotides
4.9†	Amended and Restated Founding Warrant dated February 28, 2007, issued to Christopher Georgakis
4.10†	Amended and Restated Founding Warrant dated February 28, 2007, issued to Eleftherios Papatrifon
4.11†	Amended and Restated Founding Warrant dated February 28, 2007, issued to George Agadakis
4.12†	Amended and Restated Founding Warrant dated February 28, 2007, issued to Ismini Panayotides
10.1†††	Termination and Mutual Release Agreement dated as of February 19, 2008 between Oceanaut and companies associated with members of the Restis family
10.2†	Letter Agreement, dated February 28, 2007, by and among the Company, Citigroup and Gabriel Panayotides
10.3†	Letter Agreement, dated February 28, 2007, by and among the Company, Citigroup and Christopher Georgakis

Exhibit Number	Description
10.4†	Letter Agreement, dated February 28, 2007, by and among the Company, Citigroup and Eleftherios Papatrifon
10.5†	Letter Agreement, dated February 28, 2007, by and among the Company, Citigroup and George Agadakis
10.6†	Letter Agreement, dated February 28, 2007, by and among the Company, Citigroup and Ismini Panayotides
10.7†	Letter Agreement, dated February 28, 2007, by and among the Company, Citigroup and Excel Maritime Carriers Ltd.
10.8†	Letter Agreement, dated June 27, 2006, by and among the Company, Citigroup, Maxim and Jesper Jarlbaek
10.9†	Letter Agreement, dated June 27, 2006, by and among the Company, Citigroup, Maxim and Kevin G. Oates
10.10†	Letter Agreement, dated June 27, 2006, by and among the Company, Citigroup, Maxim and Yannis Tsamourgelis
10.11†	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Shareholders
10.12†	Services Agreement dated May 3, 2006 with Excel Maritime Carriers Ltd.
10.13†	Promissory Note dated May 9, 2006 issued to Excel Maritime Carriers Ltd.
10.14†	Form of Registration Rights Agreement among the Company and the Initial Shareholders
10.15†	Form of Insider Unit and Insider Warrant Purchase Agreement between the Company and Excel Maritime Carriers Ltd.
10.16†	Right of First Refusal and Corporate Opportunities Agreement dated February 28, 2007, by and between the Company and Excel Maritime Carriers Ltd.
10.17†	Form of Investment Management Trust Agreement
10.18††††	Amended Insider Letter by and Among Excel Maritime Carriers Ltd., Oceanaut, Inc. and the Underwriters
14†	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form F-1, File No. 333-140646.
††	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K, dated May 7, 2007.
†††	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K, dated February 20, 2008.
††††	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Current Report on Form 6-K, dated March 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANAUT, INC.
Date: March 27, 2008	By:	/s/ Gabriel Panayotides
Gabriel Panayotides, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Gabriel Panayotides	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008

Gabriel Panayotides

/s/ Eleftherios (Lefteris) A. Papatrifon	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)	March 27, 2008

Eleftherios (Lefteris) A. Papatrifon

/s/ George Agadakis	Chief Operating Officer and Secretary	March 27, 2008

George Agadakis

/s/ Ismini Panayotides	Vice President – Project Development	March 27, 2008

Ismini Panayotides

/s/ Christopher J. Georgakis	Director	March 27, 2008

Christopher J. Georgakis

/s/ Jesper Jarlbaek	Director	March 27, 2008

Jesper Jarlbaek

/s/ Kevin G. Oates	Director	March 27, 2008

Kevin G. Oates

/s/ Yannis Tsamourgelis	Director	March 27, 2008

Yannis Tsamourgelis

Oceanaut, Inc.
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Oceanaut, Inc.

We have audited the accompanying balance sheets of Oceanaut, Inc. (a corporation in the development stage) (the ‘‘Company’’) as of December 31, 2007 and 2006 and the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007, the period from May 3, 2006 (date of inception) to December 31, 2006 and for the period from May 3, 2006 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oceanaut, Inc. (a corporation in the development stage) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from May 3, 2006 (date of inception) to December 31, 2006 and the period from May 3, 2006 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 26, 2008

PART I — FINANCIAL INFORMATION

OCEANAUT, INC.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$31,364	$134
Prepaid expenses and other current assets	20,344	—
Total current assets	51,708	134
Other assets
Cash held in Trust Account	158,240,002	—
Deferred offering costs	—	198,481
Income tax receivable	952,180	—
Total other assets	159,192,182	198,481
TOTAL ASSETS	$159,243,890	$198,615
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$276,301	$10,850
Accrued offering costs	—	26,000
Notes payable, shareholder	—	147,650
Total current liabilities	276,301	184,500
Long-term liability, Deferred underwriting fees	4,500,000	—
Common Stock, subject to possible conversion, $.0001 par value, 5,624,999 shares at conversion value of approximately $7.93 per share plus interest of $1,077,643	45,657,642	—
Commitments and contingencies
Shareholders’ Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	—	—
Common Stock, $.0001 par value, authorized, 80,000,000 shares; 4,687,500 shares issued and outstanding at December 31, 2006, 24,562,500 shares issued and outstanding at December 31, 2007 (including 5,624,999 shares subject to possible redemption)	2,457	469
Additional paid in capital	105,283,426	24,531
Earnings (deficit) accumulated in the development stage	3,524,064	(10,885)
Total Shareholders’ Equity	108,809,947	14,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,243,890	$198,615

The accompanying notes are an integral part of these financial statements.

OCEANAUT, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	May 3, 2006 (date of inception) to December 31, 2007	May 3, 2006 (date of inception) to December 31, 2006
Revenue	$—	$—	$—
Formation and operating expenses	993,908	1,001,444	7,536
Loss from operations	(993,908)	(1,001,444)	(7,536)
Other income (expense):
Interest income	6,589,695	6,591,546	1,851
Interest expense	(1,122)	(6,322)	(5,200)
Other income, net	6,588,573	6,585,224	(3,349)
Net income (loss) before income taxes	5,594,665	5,583,780	(10,885)
Income Taxes	982,073	982,073	—
Net income (loss) applicable to common shareholders	$4,612,592	$4,601,707	$(10,855)
Net income (loss) per common share (basic)	$0.22	$0.32	$(0.002)
Weighted number of common shares outstanding – basic	21,077,568	14,543,143	4,687,500
Net income (loss) per common share (diluted)	$0.18	$0.26	$(0.002)
Weighted number of common shares outstanding – diluted	26,012,260	17,787,165	4,687,500
Net income per share subject to possible conversion, basic and diluted	$0.23	$0.38	$—
Shares subject to possible conversion	4,638,698	2,784,745	—

The accompanying notes are an integral part of these financial statements.

OCEANAUT, INC.
(a corporation in the development stage)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from May 3, 2006 (date of inception) to December 31, 2007 and 2006

	Common shares	Amount	Additional paid-in Capital	Earnings (deficit) accumulated in the development stage	Total Stockholders’ equity
Common shares and warrants issued at May 3, 2006	4,687,500	$469	$24,531	$—	$25,000
Net loss				(10,885)	(10,885)
Balances at December 31, 2006	4,687,500	$469	$24,531	$(10,885)	$14,115
Sale of 18,750,000 Units on March 6, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 5,624,999 shares for possible redemption)	18,750,000	1,875	138,839,007	—	138,840,882
Sale of 1,125,000 Units on March 6, 2007 at a price of $8 per unit in a private placement to insiders	1,125,000	113	8,999,887	—	9,000,000
Common shares subject to possible redemption, 5,624,999 shares	—	—	(44,579,999)	—	(44,579,999)
Proceeds from issuance of insider warrants	—	—	2,000,000	—	2,000,000
Accretion of trust account relating to common stock subject to possible redemption, net of taxes of approximately $320,000	—	—	—	(1,077,643)	(1,077,643)
Net income applicable to common shareholders	—	—	—	4,612,592	4,612,592
Balances, at December 31, 2007	24,562,500	$2,457	$105,283,426	$3,524,064	$108,809,947

The accompanying notes are an integral part of these financial statements.

OCEANAUT, INC.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	May 3, 2006 (date of inception) to December 31, 2007	May 3, 2006 (date of inception) to December 31, 2006
Cash flows from operating activities:
Net income (loss)	$4,612,592	$4,601,707	$(10,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,344)	(20,344)	—
Income tax receivable	(952,180)	(952,180)	—
Accounts payable and accrued expenses	265,451	276,301	10,850
Net cash provided by (used in) operating activities	3,905,519	3,905,484	(35)
Net cash used in investing activities:
Cash held in Trust Account	(158,240,002)	(158,240,002)	—
Cash flows from financing activities:
Proceeds from notes payable, shareholder	100,000	300,000	200,000
Payments on notes payable, shareholder	(247,650)	(300,000)	(52,350)
Proceeds from issuance of common stock and warrants to initial shareholders	0	25,000	25,000
Proceeds from issuance of warrants in a private placement	2,000,000	2,000,000
Proceeds from issuance of Units in a private placement	9,000,000	9,000,000
Gross proceeds from common stock issued in the Public Offering	150,000,000	150,000,000
Payment for underwriter’s discount and offering costs	(6,486,637)	(6,659,118)	(172,481)
Net cash provided by financing activities	154,365,713	154,365,882	169
Net increase in cash	31,230	31,364	134
Cash at beginning of period	134	0	0
Cash at end of period	$31,364	$31,364	$134
Supplemental disclosure of cash flow information:
Cash paid during the periods for income taxes	$1,934,253	$1,934,253	$—
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	$4,500,000	$4,500,000	$—
Accrual of deferred offering costs	$0	0	$26,000

The accompanying notes are an integral part of these financial statements.

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Oceanaut, Inc. (a corporation in the development stage) was incorporated in the Marshall Islands on May 3, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, vessels or one or more operating businesses in the shipping industry (‘‘Business Combination’’). The Company has neither engaged in any operations nor generated significant revenue to date with the exception of interest income. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, ‘‘Accounting and Reporting By Development Stage Enterprises,’’ and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the ‘‘Offering’’) (as described in Note C) was declared effective on March 1, 2007. The Company consummated the Offering on March 6, 2007 and, in a private placement (the ‘‘Private Placement’’) (see Note D) that immediately preceded the Offering (the ‘‘Private Placement’’), Excel Maritime Carriers Ltd. (‘‘Excel’’) purchased 1,125,000 units at $8.00 per unit and 2,000,000 warrants at $1.00 per warrant, for total net proceeds of $11,000,000. The Company received net proceeds of approximately $154,300,000 from the Private Placement and the Offering (excluding $4,500,000 of deferred underwriter fees).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 95.4% ($153,600,000) of the aggregate gross proceeds from the Offering and the Private Placement, after payment of certain amounts to the underwriters, Offering costs and funding of working capital, is held in a trust account (‘‘Trust Account’’). The funds in the Trust Account have been invested in government debt securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended, and will not be released from the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2007, the balance in the Trust Account was approximately $158,240,000, which included approximately $4,600,000 of interest earned net of taxes payable thereon. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal, accounting and due diligence fees and expenses on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations, if any.

The Company will seek shareholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require shareholder approval under applicable state law. In connection with the shareholder vote required to approve any Business Combination, the Company’s existing shareholders prior to the Offering have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Shareholders. ‘‘Public Shareholders’’ is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Shareholders are voted in favor of the Business Combination and Public Shareholders owning less than 30% of the shares sold in the Offering exercise their conversion rights.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s Public Shareholders, excluding the existing shareholders to the extent of their initial stock holdings and 500,000 shares of common stock included in the units purchased by Excel in the Private Placement.

On October 12, 2007, the Company entered into definitive agreements pursuant to which it had agreed to purchase, for an aggregate purchase price of $700 million in cash, nine dry bulk vessels from companies associated with members of the Restis family. The Company also entered into a separate definitive agreement pursuant to which it had agreed to issue 10,312,500 shares of its common stock, at a purchase price of $8.00 per share, for an aggregate investment of $82,500,000, in a private placement by separate companies associated with members of the Restis family (collectively, the ‘‘Definitive Agreements’’).

On February 19, 2008, the Company and companies associated with members of the Restis family entered into an agreement to terminate on a mutual basis the Definitive Agreements (the ‘‘Termination and Release Agreement’’). Under the terms of the Termination and Release Agreement, the parties agreed to release any and all claims they may have against the other, as more fully set forth in such agreement. (See Note F).

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements are presented in US dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission.

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7 ‘‘Accounting and Reporting by Development Stage Enterprises.’’

Deferred offering costs:

The Company complies with the requirements of the SEC’s Staff Accounting Bulletin (‘‘SAB’’) Topic 5A—‘‘Expenses of Offering.’’ Prior to the Offering, deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Proposed Offering.

Net income (loss) per common share:

The Company complies with the accounting and reporting requirements of SFAS No. 128, ‘‘Earnings Per Share.’’ SFAS No. 128 requires dual presentation of basic and diluted income (loss) per common share for all periods presented. Basic income (loss) per common share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company. For the year ended December 31, 2007 and the period from May 3, 2006 (date of inception) to December 31, 2007 the additional shares from dilutive securities amounted to 4,934,692 and 3,244,022, respectively. No warrants to Purchase common shares were considered in the calculation of diluted loss per share fro the period from May 3, 2006 (date of inception) to December 31, 2006 because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 ‘‘Classification and Measurement of Redeemable Securities.’’ Basic and diluted net income per share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion ($1,077,643 for the year ended December 31, 2007 and the period from May 3, 2006 (date of inception) to December 31, 2007) by the weighted average number of shares subject to possible conversion.

At December 31, 2007, the Company had outstanding warrants to purchase 24,875,000 shares of common stock.

Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Geographical risk:

The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Instruments,’’ approximates the carrying amounts represented in the accompanying balance sheets.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). There were no unrecognized tax benefits as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2007. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows as of and for the year ended December 31, 2007.

During the year, the Company received mutual fund distributions on the Trust Account, of which $1,934,253 was withheld for US income taxes from the broker holding the Trust Account. For post June 1, 2007 distributions, the Company estimated that 70% of the mutual fund distributions are interest-related and thus exempt from US income taxes. Income taxes for the year ended December 31, 2007 of $982,073 represents 30% of income tax withheld from the non-exempt distributions. The Company has classified the remaining $952,180 as an asset of the accompanying balance sheets which represents a federal tax refund for the excess interest-related distributions withheld from the broker holding the Trust Account.

Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Redeemable Common Stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 ‘‘Classification and Measurement of Redeemable Securities.’’ Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the public shareholders are voted in favor of the Business Combination and public shareholders holding less than 30% of common shares sold in the Offering exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by September 6, 2008, or March 6, 2009 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 5,624,999 shares have been classified outside of permanent equity at conversion value. The Company recognizes changes in the conversion value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its conversion value at the end of each reporting period. The per share conversion price was $8.33 at December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ This Statement permits entities to choose to measure many financial

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its condensed financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’) which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. As SFAS 141(R) will be applied to business combinations occurring after the effective date, management does not believe that adoption of this standard will have any impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,’’ which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of ‘‘plain vanilla’’ share options in accordance with SFAS No. 123R. We are currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

NOTE C — THE OFFERING

On March 6, 2007, the Company sold 18,750,000 units (‘‘Units’’) at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (‘‘Warrant’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business and will expire five years from the date of the prospectus. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

In connection with the Offering, the Company paid an underwriting discount of approximately $6,000,000 (4%) of the public unit offering price to the underwriters at the closing of the Offering,

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

with an additional fee of approximately $4,500,000 (3%) of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

NOTE D — RELATED PARTY TRANSACTIONS

The Company issued a $200,000 unsecured promissory note to a shareholder on May 9, 2006. The note bore simple interest at a rate of 4% per annum and had a maturity date of the earlier of May 9, 2007 or the consummation of the Offering. As of December 31, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company issued a $100,000 unsecured promissory note to a shareholder on March 1, 2007. The note bore simple interest at a rate of 4% per annum and had a maturity date of March 6, 2007. As of December 31, 2007, this note, along with all interest accrued on it, has been fully repaid.

The Company presently occupies office space provided by a shareholder of the Company. Such shareholder has agreed that, until the earlier of the Business Combination or the liquidation of the Trust Account, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such shareholder $7,500 per month for such services starting on the effective date of the prospectus until the earlier of the Business Combination or the liquidation of the Trust Account. Occupancy expense for the year ended December 31, 2007 was approximately $75,000 which is included in the Statements of Operations.

The Company has also agreed to pay each of the independent directors $75,000 in cash per year for their service on the Company’s board of directors, payable pro rata from the start of their service and only upon the successful completion of a Business Combination.

Certain of our directors and all of our officers (collectively the ‘‘Initial Shareholders’’) have purchased, in consideration for an aggregate purchase price of $25,000, (a) an aggregate of 4,687,500 shares of common stock and (b) 3,000,000 warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.00 per share. The initial shareholders have agreed that (1) the initial shares of common stock and warrants will not be sold or transferred, subject to certain limited exceptions, until the first anniversary of the completion of a Business Combination and (2) the initial shares of common stock will not be entitled to a pro rata share of the Trust Account in the event of its liquidation. These warrants may also be exercised on a cashless basis.

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

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2007, the Company had not issued shares of preferred stock. The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

Oceanaut, Inc.
(a corporation in the development stage)
Notes to Financial Statements

NOTE F — SUBSEQUENT EVENTS

On February 19, 2008, the Company and companies associated with members of the Restis family entered into an agreement to terminate on a mutual basis the following agreements: Master Agreement, Investment Agreement, Technical Management Agreement, Commercial Management Agreement and nine Memoranda of Agreement, each dated as of October 12, 2007, and nine tripartite agreements amending certain terms of the aforementioned Memoranda of Agreement, each dated as of January 28, 2008, pursuant to which the Company would have purchased nine dry bulk carriers for an aggregate purchase price of $700 million and issued shares of its common stock in exchange for an aggregate investment of $82,500,000 by companies associated with members of the Restis family (collectively, the ‘‘Definitive Agreements’’). Under the terms of the Termination and Release Agreement (the ‘‘Termination and Release Agreement’’), the parties agreed to release any and all claims they may have against the other, as more fully set forth in such agreement.