Form 10-Q
period 2008-03-31
Oceanaut, Inc.
filed 2008-05-14
CIK 1364714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer,’’ ‘‘large accelerated filer,’’ and ‘‘smaller reporting company,’’ as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

As of May 12, 2008 there were 24,562,500 shares of the registrant’s common stock outstanding.

OCEANAUT, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED FINANCIAL STATEMENTS

OCEANAUT, INC. (a corporation in the development stage)

BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$665	$31
Prepaid expenses and other current assets	—	21
Total current assets	665	52
Other assets:
Cash held in Trust Account	158,844	158,240
Income tax receivable	952	952
Total other assets	159,796	159,192
TOTAL ASSETS	$160,461	$159,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$279	$276
Long-term liability, Deferred underwriting fees	4,500	4,500
Common Stock, subject to possible conversion, $0.0001 par value, 5,624,999 shares at conversion value of approximately $8.20 and $8.12 per share, respectively	46,139	45,658
Commitments and contingencies
Shareholders’ Equity
Preferred Stock, $0.0001 par value 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.0001 par value, 80,000,000 shares authorized, 24,562,500 shares issued and outstanding (including 5,624,999 shares subject to possible redemption)	2	2
Additional paid-in capital	105,284	105,284
Earnings accumulated in the development stage	4,257	3,524
Total Shareholders’ Equity	109,543	108,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,461	$159,244

The accompanying notes are an integral part of these condensed interim financial statements

OCEANAUT, INC. (a corporation in the development stage)

STATEMENTS OF OPERATIONS
(in thousands of U.S. Dollars, except for share and per share data)

	For the three months ended March 31, 2008 (unaudited)	For the three months ended March 31, 2007 (unaudited)	From May 3, 2006 (date of inception) to March 31, 2008 (unaudited)
Revenue	$—	$—	$—
Formation and operating expenses	390	37	1,392
Loss from operations	(390)	(37)	(1,392)
Other income (expense):
Interest income	$1,604	$609	$8,196
Interest expense	—	(1)	(6)
Net income before income taxes	1,214	571	6,798
Income taxes	—	—	(982)
Net income applicable to common shareholders	$1,214	$571	$5,816
Net income per common share – basic	$0.05	$0.05	$0.37
Net income per common share – diluted	$0.04	$0.05	$0.30
Weighted average common shares outstanding – basic	24,562,500	10,429,167	15,849,391
Weighted average common shares outstanding – diluted	30,471,754	10,429,167	19,442,142
Net income per share subject to possible conversion, basic and diluted	$0.09	$—	$0.49
Shares subject to possible conversion	5,624,999	—	3,159,025

The accompanying notes are an integral part of these condensed interim financial statements

OCEANAUT, INC. (a corporation in the development stage)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of U.S. Dollars, except for share and per share data)

	Common shares	Amount	Additional Paid In Capital	Earnings (deficit) accumulated in the development stage	Total shareholders’ equity
Common shares and warrants issued on May 3, 2006	4,687,500	$—	$25	$—	$25
Net loss	—	—	—	(11)	(11)
Balances at December 31, 2006	4,687,500	—	25	(11)	14
Sale of 18,750,000 Units on March 6, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 5,624,999 redeemable shares)	18,750,000	2	138,839	—	138,841
Sale of 1,125,000 Units on March 6, 2007 at a price of $8 per unit in a private placement to insiders	1,125,000	—	9,000	—	9,000
Common shares subject to possible redemption, 5,624,999 shares	—	—	(44,580)	—	(44,580)
Proceeds from issuance of insider warrants	—	—	2,000	—	2,000
Accretion of trust account relating to redeemable common stock, net of taxes of approximately $320,000	—	—	—	(1,078)	(1,078)
Net income applicable to common shareholders	—	—	—	4,613	4,613
Balances, at December 31, 2007	24,562,500	$2	$105,284	$3,524	$108,810
Accretion of trust account relating to redeemable common stock	—	—	—	(481)	(481)
Net income applicable to common shareholders	—	—	—	1,214	1,214
Balances, at March 31, 2008 (unaudited)	24,562,500	$2	$105,284	$4,257	$109,543

The accompanying notes are an integral part of these condensed interim financial statements

OCEANAUT, INC. (a corporation in the development stage)

STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)

	Three months ended March 31, 2008 (unaudited)	Three months ended March 31, 2007 (unaudited)	May 3, 2006 (date of inception) to March 31, 2008 (unaudited)
Cash flows from operating activities:
Net income	$1,214	$571	$5,816
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21	(10)	(952)
Accounts payable and accrued expenses	3	17	280
Net cash provided by operating activities	1,238	578	5,144
Cash flows used in investing activities:
Cash held in Trust Account	(604)	(154,184)	(158,845)
Net cash used in investing activities:	(604)	(154,184)	(158,845)
Cash flows from financing activities:
Proceeds from notes payable, shareholder	—	100	300
Payments on notes payable, shareholder	—	(248)	(300)
Proceeds from issuance of common stock to initial shareholders	—	—	25
Proceeds from issuance of warrants in a private placement	—	2,000	2,000
Proceeds from issuance of Units in a private placement	—	9,000	9,000
Gross proceeds from common stock issued in the Public Offering	—	150,000	150,000
Payment for underwriter’s discount and offering costs	—	(6,362)	(6,659)
Net cash provided by financing activities	—	154,490	154,366
Net increase in cash and cash equivalents	634	884	665
Cash and cash equivalents at beginning of period	31	—	—
Cash and cash equivalents at end of period	$665	$884	$665
Supplemental schedule of non-cash financial activities
Accrued offering costs	$—	$100	$—
Deferred underwriting fees	$4,500	$4,500	$4,500

The accompanying notes are an integral part of these condensed interim financial statements

OCEANAUT, INC.
(a corporation in the development stage)

Notes to the Condensed Unaudited Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 and the period from May 3, 2006 (date of inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (‘‘SEC’’). Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of Oceanaut, Inc. (a corporation in the development stage) (the ‘‘Company’’) as of March 31, 2008 and the financial results for the three month periods ended March 31, 2008 and 2007 as well as for the period May 3, 2006 (date of inception) through March 31, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 as reported in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE B — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Oceanaut, Inc. (a corporation in the development stage) was incorporated in the Marshall Islands on May 3, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, vessels or one or more operating businesses in the shipping industry. The Company has neither engaged in any operations nor generated significant revenue to date with the exception of interest income earned on the Trust Account. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, ‘‘Accounting and Reporting By Development Stage Enterprises,’’ and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the ‘‘Offering’’) (as described in Note D) was declared effective on March 1, 2007. The Company consummated the Offering on March 6, 2007 and, in a private placement (the ‘‘Private Placement’’) (see Note E) that immediately preceded the Offering, Excel Maritime Carriers Ltd. (‘‘Excel’’) purchased 1,125,000 units at $8.00 per unit and 2,000,000 warrants at $1.00 per warrant, for total net proceeds of $11.0 million. The Company received total net proceeds of approximately $149.8 million from the Offering and the private placement, net of approximately $4.5 million of underwriting fees that have been deferred and are payable upon the Company’s consummation of a business combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating a business combination with, or acquisition of, vessels or one or more operating businesses in the shipping industry (‘‘Business Combination’’). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Approximately 95.4%, or $153.6 million, of the aggregate gross proceeds from the Offering and the Private Placement, after payment of certain amounts to the underwriters, offering costs and funding of working capital, has been held in a trust account (‘‘Trust Account’’) since the offering closed. The Trust Account is invested in government debt securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended, until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. Up to an aggregate of $2.0 million in interest income (net of taxes payable) may be released to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2008, the Company has drawn $1.0 million of interest earned from the Trust Account in order to cover working capital requirements. A further $1.0 million of interest earned may be released to the Company upon its request. As of March 31, 2008, the balance in the Trust Account was approximately $158.8 million, which included approximately $8.2 million of interest earned, gross of withholding tax. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal, accounting and due diligence fees and expenses on prospective acquisitions and continuing general and administrative expenses.

The Company will seek shareholder approval before it effects any Business Combination, even if the Business Combination would not ordinarily require shareholder approval under applicable state law. In connection with the shareholder vote required to approve any Business Combination, the Company’s existing shareholders prior to the Offering have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. ‘‘Public Stockholders’’ is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s Public Stockholders and 625,000 shares of common stock included in the units purchased by Excel in the Private Placement.

On February 19, 2008, the Company and third party companies entered into an agreement on a mutual basis to terminate the definitive agreements pursuant to which the Company would have purchased nine dry bulk carriers for an aggregate purchase price of $700.0 million and issued shares of its common stock in exchange for an aggregate investment of $82.5 million by companies associated with the third party companies. Under the terms of the Termination and Release Agreement, the parties agreed to release any and all claims they may have against the other, as more fully set forth in such agreement. The management of the Company is currently pursuing other business opportunities.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7 ‘‘Accounting and Reporting by Development Stage Enterprises.’’

Net Income per Common Share:

The Company complies with the accounting and reporting requirements of SFAS No. 128, ‘‘Earnings Per Share.’’ SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company. For the three months period ended March 31, 2008 and the period from

May 3, 2006 (date of inception) to March 31, 2008, the additional shares from dilutive securities amounted to 5,909,254 and 3,592,751, respectively. No warrants to purchase shares of common stock were considered in the calculation of diluted income per share for the three months period ended March 31, 2007 because of the anti-dilutive impact of the potential common shares, due to the net income for the period.

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 ‘‘Classification and Measurement of Redeemable Securities’’. Basic and diluted net income per share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion ($481,422 for the three months ended March 31, 2008 and $1,559,065 for the period from May 3, 2006 (date of inception) to March 31, 2008) by the weighted average number of shares subject to possible conversion.

At March 31, 2008, the Company had outstanding warrants to purchase 24,875,000 shares of common stock.

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

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income Taxes:

The Company complies with the accounting and reporting requirements of SFAS 109, ‘‘Accounting for Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an

interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). There were no unrecognized tax benefits as of March 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Redeemable Common Stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 ‘‘Classification and Measurement of Redeemable Securities.’’ Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the public shareholders are voted in favor of the Business Combination and public shareholders holding less than 30% of the shares of common stock sold in the Offering exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by September 6, 2008, or March 6, 2009, if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 5,624,999 shares have been classified outside of permanent equity at conversion value. The Company recognizes changes in the conversion value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its conversion value at the end of each reporting period. The per share conversion price was approximately $8.20 at March 31, 2008.

Recently Issued Accounting Standards:

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations’’ (‘‘FAS No. 141(R)’’). SFAS No. 141(R), which replaces SFAS No. 141 ‘‘Business Combinations,’’ establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed by any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51’’ (‘‘SFAS No. 160’’). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Early adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

In February 2008, the FASB issued Staff Position (‘‘FSP’’) FASB 157-1 which amends SFAS No. 157 to exclude SFAS No. 13 ‘‘Accounting for Leases’’ and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This scope exception does not apply to assets and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, ‘‘Business Combinations,’’ or No. 141(R) ‘‘Business Combinations,’’ regardless of whether those assets or liabilities are related to leases. In addition, in February 2008, the FASB issued Staff Position FASB 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company will adopt this pronouncement beginning in fiscal year 2008. The Company does not expect the adoption of SFAS No. 157 to have any effect on its financial statements.

In March 2008 the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities.’’  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its financial statements.

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

In connection with the Offering, the Company paid an underwriting discount of approximately $6.0 million of the public unit offering price to the underwriters at the closing of the Offering, with an additional fee of approximately $4.5 million of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

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

Certain of the Company’s directors and all of the Company’s officers have purchased, in consideration for an aggregate purchase price of $25,000, (a) an aggregate of 4,687,500 shares of common stock and (b) 3,000,000 warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.00 per share. The initial shareholders have agreed that (1) the initial shares of common stock and warrants will not be sold or transferred, subject to certain limited exceptions, until the first anniversary of the completion of a Business Combination and (2) the initial shares of common stock will not be entitled to a pro rata share of the Trust Account in the event of its liquidation. These warrants may also be exercised on a cashless basis.

On March 5, 2007, Excel purchased, in the Private Placement, (a) 1,125,000 Units, at a price of $8.00 per Unit, and (b) 2,000,000 warrants, at a price of $1.00 per warrant, to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share (for an aggregate purchase price of approximately $11.0 million). The Units and warrants purchased in the Private Placement have terms identical to the Units and the Warrants included in the Units, except that Excel has agreed that (1) the Units and warrants purchased in the Private Placement will not be sold or transferred, subject to certain limited exceptions, until completion of a Business Combination; (2) the warrants may be exercised on a cashless basis; and (3) 500,000 of the shares of common stock included in the Units will not be entitled to a pro rata share of the Trust Account in the event of its liquidation.

NOTE F — FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157, ‘‘Fair Value Measurement,’’ for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, ‘‘Effective Date of FASB Statement No. 157,’’ the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$0.7	$0.7	$—	$—
Cash held in Trust Account	158.8	158.8	—	—
Total	$159.5	$159.5	$—	$—

The fair values of the Company’s cash and cash equivalents and cash held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE G — PREFERRED STOCK

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

For the three months ended March 31, 2008, and 2007 we had net income of approximately $1.2 million and $0.6 million, respectively, derived from interest income less operating expenses.

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

Our net proceeds from the sale of our Units, after deducting certain offering expenses of approximately $0.7 million, and underwriting discounts of approximately $6.0 million, were approximately $154.3 million. Of this amount, $153.6 million is being held in trust and the remaining

$0.7 million is being held outside of the trust. We intend to us the proceeds from the sale of the units to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more vessels or operating businesses in the shipping industry. We do not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination under consideration and have not contacted any prospective target business or had any discussion, formal or otherwise, with respect to such a transaction. We believe we will have sufficient available funds outside of the trust fund to operate for the next twelve months, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

On February 19, 2008, the Company and third party companies entered into an agreement on a mutual basis to terminate the definitive agreements pursuant to which the Company would have purchased nine dry bulk carriers for an aggregate purchase price of $700.0 million and issued shares of its common stock in exchange for an aggregate investment of $82.5 million by companies associated with the third party companies. Under the terms of the Termination and Release Agreement, the parties agreed to release any and all claims they may have against the other, as more fully set forth in such agreement. The management of the Company is currently pursuing other business opportunities.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive and Financial Officers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANAUT, INC.
Date: May 14, 2008	By:	/s/ Gabriel Panayotides
Gabriel Panayotides President and Chief Executive Officer (Principal Executive Officer)